Form 10-Q/A
period 2002-06-30
NEXSTAR FINANCE HOLDINGS LLC; NEXSTAR FINANCE HOLDINGS INC
filed 2002-08-15
CIK 1158168, 1158165

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A (NO. 1)

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

Total amortization expense from definite-lived intangibles for the year ended December 31, 2001 and six months ended June 30, 2002 was $17.0 million and $7.9 million, respectively. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2001 and June 30, 2002 was $64.3 million. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of December 31, 2001:

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

7.    Income Taxes

The Company’s income tax benefit for the six months ended June 30, 2001 was $368, compared to the income tax benefit for the six months ended June 30, 2002 of $1,053. The Company’s effective tax rate benefit was 2% for the six months ended June 30, 2001 as compared to 8% for the six months ended June 30, 2002. The significant differences from the statutory tax rate and the effective tax rate for the six months ended June 30, 2002 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

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

Interest expense for the three months ended June 30, 2002 was $9.7 million, compared to $11.5 million for the same period in 2001. The decrease was primarily attributed to a $1.5 million write off of debt financing costs in 2001.

As a result of the factors discussed above, our net loss was $5.2 million for the three months ended June 30, 2002, compared to $10.2 million for the same period in 2001, a decrease in net loss of $5.0 million.

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

Depreciation of property and equipment was $6.4 million for the six months ended June 30, 2002, compared to $6.2 million for the six months ended June 30, 2001, an increase of $0.2 million. The increase in depreciation was attributed to the depreciation of ongoing capital expenditures at the stations. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation. The amortization of intangibles was $6.5 million for the six months ended June 30, 2002, compared to $10.6 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

The operating income for the six months ended June 30, 2002 was $5.7 million, compared to an operating loss of $0.3 million for the six months ended June 30, 2001. Of the $6.0 million improvement, approximately $0.3 million was attributed to operating income from stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, the operating income for the six months ended June 30, 2002 was $5.6 million, as compared to operating loss of $0.3 million for the six months ended June 30, 2001. The $5.9 million improvement in operating income is primarily a result of the elimination of approximately $4.0 million of amortization for indefinite-lived intangible assets, including goodwill, and higher net revenues from political advertising.

Interest expense, including amortization of debt financing cost, for the six months ended June 30, 2002 was $19.2 million, compared to $19.3 million for the same period in 2001. For the six months ended June 30, 2002, an increase of $1.6 million was attributed to an increase in the cost of funds associated with the 16% senior discount notes. For the six months ended June 30, 2001, $1.5 million of debt financing costs was written off as a result of refinancing our credit facilities.

In January 2001, we wrote off $0.3 in debt financing costs, net of tax effect, as a result of refinancing our senior credit facilities.

As a result of the factors discussed above, our net loss was $12.7 million for the six months ended June 30, 2002, compared to $19.8 million for the same period in 2001, a decrease in net loss of $7.1 million.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

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

Dated:  August 15, 2002