Form 10-K
period 2002-12-31
NEXSTAR FINANCE HOLDINGS LLC; NEXSTAR FINANCE HOLDINGS INC
filed 2003-03-28
CIK 1158168, 1158165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number: 333-68964

NEXSTAR FINANCE HOLDINGS, L.L.C.

NEXSTAR FINANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3083129 23-3063153
(State of Organization or Incorporation)	(IRS Employer Identification No.)

909 Lake Carolyn Parkway, Suite 1450 Irving, Texas 75039	(972) 373-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes  ☐    No  ☒

As of December 31, 2002, Nexstar Finance Holdings, L.L.C. had one member, Nexstar Finance Holdings II, L.L.C., and Nexstar Finance Holdings, Inc. had 1,000 shares of common stock outstanding.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, (1) “Nexstar” refers to Nexstar Finance Holdings, L.L.C. and its consolidated subsidiaries including Nexstar Finance Holdings, Inc.; (2) “Nexstar Finance” refers to Nexstar Finance L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc.; (3) “Nexstar Broadcasting Group” refers to Nexstar Broadcasting Group, L.L.C. but not its direct or indirect subsidiaries; (4) ”Nexstar Broadcasting” refers to Nexstar Broadcasting Group, L.L.C., and all of Nexstar Broadcasting Group, L.L.C.’s direct and indirect subsidiaries, including Nexstar; (5) “Mission” refers to Mission Broadcasting, Inc.; and (6) all references to “we,” “our,” “ours,” and “us” refer, collectively, to Nexstar and Mission. Nexstar has time brokerage, shared services and joint sales agreements relating to the television stations owned by Mission, but does not own any of the equity interests in Mission. For a description of the relationship between Nexstar and Mission, see Item 13. “Certain Relationships and Related Transactions.”

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the economic benefit, through joint sales agreements, time brokerage agreements and shared services agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business” and Item 13. “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2002 as estimated by the A.C. Nielsen Company as published in BIA Investing in Television 2002 4th Edition.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Nielsen Station Index for Sunday to Saturday, 7:00 a.m. to 1:00 a.m. dated November 2002 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (3) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: The Simpsons, Divorce Court and M.A.S.H. (20th Century Fox Film Corporation); Seinfeld and The Steve Harvey Show (Columbia Tristar Television Distribution, a unit of Sony Pictures); Judge Judy, Entertainment Tonight, Montel Williams, Frasier, Cheers and Spin City (Paramount Distribution); Friends (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); The Maury Povich Show (Studios USA Television Distribution LLC); That 70’s Show and Third Rock From the Sun (Carsey Werner Distribution LLC); Everybody Loves Raymond (Eyemark Entertainment); and The Oprah Winfrey Show, Wheel of Fortune, Jeopardy, Hollywood Squares and Dr. Phil (King World Productions, Inc.), The Hughleys (20th Television, Inc.).

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any statements of our plans, strategies and objectives for our future operations; performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Company” and “Business—Risks Related to Our Industry” and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect new information or subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 150, as reported by A.C. Nielsen Company. We currently own and operate 14 stations, and provide management, sales or other services to an additional six stations. In six of the 13 markets that we serve, we operate or provide services to more than one station. We refer to these markets as duopoly markets. We have doubled the size of our portfolio over the last four years, having acquired seven stations and begun providing services to four additional stations. The stations that we operate or provide services to are clustered in three regions: the Northeast, consisting of five stations in Pennsylvania and New York; the Midwest, consisting of eight stations in Illinois, Indiana and Missouri; and the Southwest, consisting of seven stations in Texas and Louisiana. These stations are diverse in their network affiliations: 18 have primary affiliation agreements with one of the four major networks––six with NBC, five with CBS, four with ABC, three with Fox –– and the remaining two have agreements with UPN.

We believe that medium-sized markets offer significant advantages over large markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in many of our markets there exist only two or three other local commercial television stations. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand. Lastly, we believe that the stations we operate or provide services to are better managed than many of our competitors’ stations. By providing equity incentives, we have been able to attract and retain station general managers with experience in larger markets who employ marketing and sales techniques that are not typically utilized in our markets.

We seek to grow our revenue and broadcast cash flow by increasing the audience and revenue shares of our stations. We strive to increase the audience share of our stations by creating a strong local broadcasting presence based on highly-rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages our strong local brand and community presence with local advertisers. Additionally, we have further improved our broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the 11 stations we have acquired or begun providing management services to in the last four years to grow faster than that of our more mature stations.

We are a Delaware limited liability company (“L.L.C.”) formed in 2000. Our principal offices are at 909 Lake Carolyn Parkway, Suite 1450, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website address is www.nexstar.tv.

Business Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises.    Each of the stations that we operate or provide services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. In 10 of our 13 markets, we rank number one or number two in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we operate or provide services to more attractive to local advertisers. For the year ended December 31, 2002, we earned approximately one-third of our advertising revenue from spots aired during our local news programming. We continually invest in the news product of the stations and have increased the local news programming of the stations that we operate or provide services to, in the aggregate, by more than 25% to 280 hours per week since acquisition or our commencement of services. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

        Emphasize Local Sales.    We employ a high-quality local sales force in each of our markets to increase revenue from advertisers in our community by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2002, the percentage of our total spot revenue, excluding political, from local advertising was 65.6%. In most of our markets we have increased the size and quality of our local sales force. Since acquiring our stations, we have added a net total 26 commission-based account executives, a 34.0% increase in our overall sales force in the 14 stations that we own. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets.    Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces.

Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived 62% of our broadcast cash flow for the year ended December 31, 2002 from our duopoly markets.

Maintain Strict Cost Controls.    We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our entire station portfolio. Due to the significant negotiating leverage afforded by our scale and limited competition in our markets, we reduced our cash broadcast payments to 8.1% and 6.2% of net broadcast revenue for the years ended December 31, 2001 and 2002, respectively.

Capitalize on Diverse Network Affiliations.    We currently operate or provide services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC and Fox/UPN affiliated stations which represented 38.7%, 37.0%, 17.7%, and 6.6%, respectively, of our 2002 net broadcast revenue. The networks provide these stations with quality programming, such as E.R., CSI: Crime Scene Investigation, Friends, 24 and The Practice and numerous sporting events such as NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Attract and Retain High Quality Management.    We seek to attract and retain station general managers with proven track records in larger television markets by providing equity incentives not typically offered by other station operators in our markets. All of our station general managers have purchased equity interests in us and have an average of over 20 years of experience in the television broadcasting industry.

Our Stations

The following chart sets forth general information about our stations:

Market Rank	Market	Station	Affiliation	Status (1)	Station Rank (2)	Commercial Stations in Market (2)(3)	FCC License Expiration Date
53	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	2	4	8/1/07
		WYOU	CBS	LSA	3		8/1/07
77	Rochester, NY	WROC	CBS	O&O	1	4	6/1/07
81	Shreveport, LA	KTAL	NBC	O&O	3	5	8/1/06
82	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O	1	6	12/1/05
		WCFN	UPN	O&O	6		12/1/05
117	Peoria-Bloomington, IL	WMBD	CBS	O&O	2	5	12/1/05
		WYZZ	Fox	LSA	4		12/1/05
137	Beaumont-Port Arthur, TX	KBTV	NBC	O&O	3	3	8/1/06
142	Wichita Falls, TX—Lawton, OK	KFDX	NBC	O&O	1	5	8/1/06
		KJTL	Fox	LSA	4		8/1/06
		KJBO-LP	UPN	LSA	–		8/1/06
143	Erie, PA	WJET	ABC	O&O	3	4	8/1/07
		WFXP	Fox	LSA	4		8/1/07
145	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	2	3	2/1/06
		KODE	ABC	LSA	3		2/1/06
146	Terre Haute, IN	WTWO	NBC	O&O	2	3	8/1/05
158	Odessa-Midland, TX	KMID	ABC	O&O	3	6	8/1/06
163	Abilene-Sweetwater, TX	KTAB	CBS	O&O	2	5	8/1/06
193	St. Joseph, MO	KQTV	ABC	O&O	1	1	2/1/06

(1)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see “Certain Transactions.”
(2)	Source: BIA Investing in Television 2002 4th Edition
(3)	The term “commercial station” means a television broadcast station and does not include non-commercial stations, religious stations, cable program services or networks, or stations, other than those that we own or provide services to, whose audience shares in the November 2002 Nielsen Survey Sunday to Saturday 9 a.m. to midnight were not measurable.

Wilkes Barre-Scranton, PA

WBRE

Station Profile.    Nexstar acquired WBRE, an NBC affiliate, in January 1998. For the November 2002 ratings period, WBRE ranked second in its market, with an in-market audience share of 26.0%. The station’s syndicated programming includes Wheel of Fortune, The Oprah Winfrey Show and Dr. Phil.

WYOU

Station Profile.    Nexstar acquired WYOU, a CBS affiliate, in June 1996 and sold it to Mission in 1998, when a shared services agreement was entered into with WBRE. For the November 2002 ratings period, WYOU ranked third in its market, with an in-market audience share of 21.0%. The station’s syndicated programming includes Seinfeld, Entertainment Tonight and Judge Judy.

Rochester, NY

WROC

Station Profile.    Nexstar acquired WROC, a CBS affiliate, in December 1999. For the November 2002 ratings period, WROC ranked first in its market, with an in-market audience share of 30.0%. The station’s syndicated programming includes Jeopardy, Wheel of Fortune and Entertainment Tonight.

Shreveport, LA

KTAL

Station Profile.    Nexstar acquired KTAL, an NBC affiliate, in November 2000. For the November 2002 ratings period, KTAL ranked third in its market, with an in-market audience share of 19.0%. The station’s syndicated programming includes Wheel of Fortune, The Maury Povich Show and Divorce Court.

Champaign-Springfield-Decatur, IL

WCIA

Station Profile.    Nexstar acquired WCIA, a CBS affiliate, in January 2001. For the November 2002 ratings period, WCIA ranked first in its market, with an in-market audience share of 36.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Frasier and Dr. Phil.

WCFN

Station Profile.    Nexstar acquired WCFN in conjunction with the WCIA acquisition. Nexstar formerly operated WCFN as a reduced-power satellite to simulcast WCIA’s signal in the southwest portion of the DMA. The FCC granted duopoly status for WCFN and Nexstar entered into an affiliate agreement with UPN to create an additional broadcasting outlet. WCFN was launched as a stand-alone station in April 2002, which allows the station to benefit from substantial operational efficiencies, and resulted in additional inventory to sell in the market. The station’s syndicated programming includes The Steve Harvey Show, Cheers and M.A.S.H.

Peoria-Bloomington, IL

WMBD

Station Profile.    Nexstar acquired WMBD, a CBS affiliate, in January 2001. For the November 2002 ratings period, WMBD ranked second in its market, with an in-market audience share of 30.0%. The station’s syndicated programming includes Judge Judy, Wheel of Fortune and Jeopardy.

WYZZ

        Station Profile.    Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. effective December 1, 2001. The agreement allows Nexstar to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate. The parties share the combined broadcast cash flow generated by WYZZ and WMBD. For the November 2002 ratings period, WYZZ ranked fourth in its market, with an in-market audience share of 9.0%. The station’s syndicated programming includes Everybody Loves Raymond, The Simpsons and Frasier.

Beaumont-Port Arthur, TX

KBTV

Station Profile.    Nexstar acquired KBTV, an NBC affiliate, in January 1998. For the November 2002 ratings period, KBTV ranked third in its market, with an in-market audience share of 19.0%. The station’s syndicated programming includes Jeopardy, Hollywood Squares and Montel Williams.

Wichita Falls, TX-Lawton, OK

KFDX

Station Profile.    Nexstar acquired KFDX, an NBC affiliate, in January 1998. For the November 2002 ratings period, KFDX ranked first in its market, with an in-market audience share of 34.0%. The station’s syndicated programming includes Entertainment Tonight, Montel Williams and Dr. Phil.

KJTL

Station Profile.    Mission acquired KJTL, a Fox affiliate, in June 1999. For the November 2002 ratings period, KJTL ranked fourth in its market, with an in-market audience share of 10.0%. The station’s syndicated programming includes Frasier, Friends and Everybody Loves Raymond.

KJBO-LP

Station Profile.    Mission acquired KJBO-LP, a UPN affiliate, in June 1999. The station’s syndicated programming includes Spin City, Third Rock From The Sun and The Hughleys.

Joplin, MO-Pittsburg, KS

KSNF

Station Profile.    Nexstar acquired KSNF, an NBC affiliate, in January 1998. For the November 2002 ratings period, KSNF ranked second in its market, with an in-market audience share of 32.0%. The station’s syndicated programming includes Judge Judy, Friends and Montel Williams.

KODE

Station Profile.    Mission acquired KODE, an ABC affiliate, in September 2002. From December 2001 through September 2002, Mission provided the programming and sold the advertising time on KODE pursuant to a time brokerage agreement with GOCOM Holdings LLC. For the November 2002 ratings period, KODE ranked third in its market, with an in-market audience share of 29.0%. The station’s syndicated programming includes Seinfeld, Jeopardy and The Oprah Winfrey Show.

Erie, PA

WJET

Station Profile.    Nexstar acquired WJET, an ABC affiliate, in January 1998. For the November 2002 ratings period, WJET ranked third in its market, with an in-market audience share of 28.0%. The station’s syndicated programming includes Frasier, Seinfeld and Everybody Loves Raymond.

WFXP

Station Profile.    Nexstar began its time brokerage agreement with WFXP, a Fox affiliate, in August 1998. In November 1998, Mission acquired WFXP. For the November 2002 ratings period, WFXP ranked fourth in its market, with an in-market audience share of 9.0%. The station’s syndicated programming includes Friends, The Simpsons and That 70’s Show.

Terre Haute, IN

WTWO

Station Profile.    Nexstar acquired WTWO, an NBC affiliate, in April 1997. For the November 2002 ratings period, WTWO ranked second in its market, with an in-market audience share of 39.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Jeopardy and Wheel of Fortune.

Odessa-Midland, TX

KMID

Station Profile.    Nexstar acquired KMID, an ABC affiliate, in September 2000. For the November 2002 ratings period, KMID ranked third in its market, with an in-market audience share of 20.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

Abilene-Sweetwater, TX

KTAB

Station Profile.    Nexstar purchased KTAB, a CBS affiliate, in August 1999. For the November 2002 ratings period, KTAB ranked second in its market, with an in-market audience share of 30.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

St. Joseph, MO

KQTV

Station Profile.    Nexstar acquired KQTV, an ABC affiliate, in April 1997. KQTV is the only commercial television station in its market. In the November 2002 ratings period, KQTV had an in-market audience share of 94.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Friends.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods of determining a station’s ratings. In larger geographic markets, A.C. Neilsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant part of its programming including prime-time hours from the network. This programming, along with cash payments for NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time sold during network programs and from advertising time sold during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, and, to a lesser extent, with newspapers, radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Television Broadcasting History

        Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

Through the 1970s, network television broadcasters enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through today, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable and satellite television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 52.0% to 80.0%.

Direct broadcast satellite, or DBS, systems have also rapidly increased their penetration rate in the last decade, capturing more than 13% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service. Although DBS providers are not currently offering local-into-local service in any of our markets, the ability to offer local stations in some markets has resulted in an increase in the DBS penetration rate in other markets.

In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC has allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless they obtained extensions of time. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

General

Television station revenue is primarily derived from the sale of local and national advertising. Television stations compete for advertising revenue primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by our stations. Our stations sell all of the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staffs.

Advertising rates are based upon a number of factors, including:

•	a program’s popularity among the viewers that an advertiser wishes to target;

•	the number of advertisers competing for the available time;

•	the size and the demographic composition of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the sales forces; and

•	development of projects, features and programs that tie advertiser messages to programming.

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

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more controllable. We seek to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (some of which may advertise locally).

Network Affiliations

Each station is affiliated with its network pursuant to an affiliation agreement, as described in the following table:

Station	Market	Affiliation	Expiration
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2008
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2008
KBTV	Beaumont-Port Arthur, TX	NBC	December 2008
WTWO	Terre Haute, IN	NBC	December 2008
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2008
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
KQTV	St. Joseph, MO	ABC	April 2007
WCFN	Champaign-Springfield-Decatur, IL	UPN	April 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	March 2007
WFXP	Erie, PA	Fox	June 2006
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
WROC	Rochester, NY	CBS	December 2005
KTAL	Shreveport, LA	NBC	December 2005
WMBD	Peoria-Bloomington, IL	CBS	September 2005
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2005
KMID	Odessa-Midland, TX	ABC	July 2005
WYZZ	Peoria-Bloomington, IL	Fox	June 2005
WJET	Erie, PA	ABC	January 2005
KTAB	Abilene-Sweetwater, TX	CBS	December 2004
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2004(1)

(1)	Or upon 30 days prior written notice by UPN.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in each affiliation agreement, which varies with the time of day. Typically, prime-time programming (Monday through Saturday from 8:00 p.m. to 11:00 p.m., Eastern Standard time and Sunday from 7:00 p.m. to 11:00 p.m., Eastern Standard time) generates the highest hourly rates.

Competition in the Television Industry

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

Audience.    Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on our NBC, CBS, ABC, Fox and UPN affiliated stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Our stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs purchased for cash, cash and barter, or barter only.

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. In addition, DBS providers, such as DirecTV and EchoStar, offer nationwide distribution of video programming (including, in some cases, pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technology. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration and cable programming services occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences and the increased competition could have an adverse effect on our advertising revenue.

Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Programming.    Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Increasingly, our stations are competing against other networks with respect to first-run programming. The broadcast networks are rerunning the same episode of a network program on affiliated cable or broadcast networks, often in the same week that it aired on one of our stations. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL/Time Warner, Inc., General Electric Company, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising.    In addition to competing with other media outlets for audience share, our stations compete for advertising revenue with:

•	other television stations in their respective markets; and

•	other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934 (“Communications Act”), as amended, and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

License Grant and Renewal.    Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely renewed under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to license renewal.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcasting license without prior FCC approval.

Foreign Ownership.    The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership. Because our majority shareholder, ABRY, has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited.

Other Ownership Restrictions.    The FCC has rules which establish limits on the ownership of broadcast stations. These ownership limits apply only to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper.

Local Ownership (Duopoly Rule).    Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using A.C. Nielsen Company’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second station in a market in cases where the second station is failed, failing or an unbuilt station. Absent these circumstances, ownership of only one television station in a market is permitted. “Satellite” stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

        The FCC now attributes and counts towards the local ownership limits another in-market station that a station owner programs pursuant to a local marketing agreement if it provides more than 15% of the second station’s weekly broadcast programming. However, such local marketing agreements entered into prior to November 5, 1996, are exempt from attribution for approximately five years from the adoption of the revised rule (which was adopted in 1999); this “grandfathered” period is subject to possible extension. Parties to local marketing agreements entered into on or after November 5, 1996, that would result in attribution of two stations in a market in violation of the ownership limits had until August 5, 2001, to come into compliance with the new ownership rules. The U.S. Court of Appeals for the District of Columbia Circuit has remanded this rule to the FCC for further consideration with respect to the number of media “voices” that must remain in the market to allow a duopoly. On September 12, 2002, the FCC initiated an “omnibus” rulemaking proceeding in which it is considering revisions to this rule. Comments were due in this rulemaking proceeding by January 2, 2003, and reply comments by February 3, 2003. This proceeding is now under consideration by the FCC.

The only market in which we currently operate stations that has the eight or more stations that allow us to own two stations in the market is Champaign-Springfield-Decatur, Illinois. In all of the markets where we have entered into local service agreements, except for one, we do not provide programming other than news (comprising less than 15 percent of the second station’s programming) to the second station and are not therefore attributed with the second station. In the one market where we do provide greater than 15% of the programming to the second station, WFXP in Erie, Pennsylvania, the local marketing agreement was entered into prior to November 5, 1996. Therefore, it is grandfathered under from the FCC’s ownership rules and we may continue to operate under the terms of that agreement until at least 2004. When the FCC enacted this rule, it stated that it would review such agreements as part of its 2004 Biennial Review.

National Ownership.    There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, cover more than 35.0% of all U.S. television households. In calculating the nationwide audience coverage, the ownership of UHF stations is counted as 50.0% of a market’s percentage of the total national audience. The stations we own have a combined national audience reach of approximately 3.0% of television households. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s decision not to modify or repeal this rule and remanded this rule to the FCC for further consideration. The National Association of Broadcasters and the FCC filed with the Court of Appeals a request for rehearing or rehearing en banc of this decision. The Court of Appeals denied rehearing. Revisions to this rule now are under consideration in the FCC’s “omnibus” rulemaking proceeding on broadcast ownership referred to above.

Radio/Television Cross-Ownership Rule.    The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds 5 percent of the households in the market. When the FCC adopted the new one-to-a-market limits in August 1999, it eliminated the waiver policy that previously applied for failed stations.

Local Television/Cable Cross-Ownership Rule.    For many years, an FCC rule prohibited any cable television system (including all parties under common control) from carrying the signal of any television broadcast station that had a predicted service area that overlapped, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal this rule in its entirety. The Court of Appeals denied petitions for rehearing of this decision, and the FCC decided not to appeal the decision to the U.S. Supreme Court. Therefore, this rule no longer exists.

Local Television/Newspaper Cross-Ownership Rule.    The FCC prohibits any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. In September, 2001, the FCC issued a Notice of Proposed Rule Making in which the FCC proposed to eliminate its local television/daily newspaper cross-ownership prohibition. Comments were filed in December 2001 and reply comments were due February 15, 2002. However, the FCC has consolidated this proceeding with its “omnibus” proceeding that began on September 12, 2002.

Cable “Must-Carry” or Retransmission Consent Rights.    Every three years television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2002, and is effective for the three-year period beginning January 1, 2003.

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

        If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station.

In most instances, Nexstar’s stations have elected to exercise their retransmission consent rights rather than must-carry status, and have negotiated retransmission consent agreements with cable television systems in their markets. The terms of these agreements generally range from three to ten years and provide for the carriage of the stations’ signals. Except for WYOU and KODE, Mission’s stations generally have opted for must-carry status.

Direct-to-Home Satellite Services and Must-Carry.    In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute requires providers of direct broadcast satellite services such as DirecTV and EchoStar, by January 1, 2002, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and Fox. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. At this time there is no satellite carriage of any local stations in any of our markets; however, EchoStar and DirecTV have provided notice that they intend to begin such service in the Wilkes Barre-Scranton market. We cannot state when or if such carriage will commence.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must-carry status. The first election, which was to be made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on A.C. Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Potential Relaxation of Certain Rules.    Certain of the FCC’s rules and regulations regarding the ownership of television broadcast stations are under review by the FCC and may be relaxed in the future, including the Local Ownership Duopoly Rule, the National Ownership Rule and the Local Television/Newspaper Cross-Ownership Rule. The FCC launched an “omnibus” rulemaking proceeding on September 12, 2002, to determine whether to keep, relax or eliminate several of its media ownership rules, and incorporated its existing open proceeding on the Local Television/Newspaper Cross-Ownership Rule into the new omnibus proceeding. The FCC has completed internal and external economic studies designed to provide more and better data on which to base its decisions to keep, relax or eliminate its television ownership rules. The FCC released these studies on October 2, 2002. Comments and reply comments have been filed and this proceeding is now under consideration by the FCC.

Digital Television.    Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new DTV channels to existing television stations in the first half of 1997. For each licensed television station the FCC allocated a matching DTV channel (which is different from the station’s analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage areas replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. Seven of our stations and one of the stations we provide services to began digital operations by December 31, 2002, and we received extensions until May 1, 2003 with respect to our other stations.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50% of the video programming broadcast on their digital channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100% of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV-only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations currently fall within the first or second group: three of the stations we operate have their DTV assignments outside the core and one of the stations we provide service to has its current analog channel outside the core. We have no markets in which both our analog and DTV channels are outside the core.

Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent DTV operation will be returned to the FCC at the end of the transition period. Most of our stations and those stations with which we have local service agreements fall in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) 15% or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. We cannot predict whether conditions will exist in any of our markets such that the DTV transition period will be extended under any of these provisions.

We estimate that the conversion to DTV will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal programming. In addition, for some of our stations, we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations that are broadcasting both an analog and DTV signal, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. The FCC has pending a rulemaking proceeding examining whether to allow such stations to assert must-carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must-carry rights for its DTV signal.

The exercise of must-carry rights by a television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system. Digital television signals that are carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations’ must-carry rights regarding satellite service providers, which went into effect January 1, 2002, will also apply to stations’ DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and published policies. Commercial television stations also are required to pay the FCC 5% of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

        Programming and Operation.    The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising;

•	sponsorship identifications;

•	contest and lottery advertising;

•	obscene and indecent broadcasts; and

•	technical operations, including limits on radio frequency radiation.

On November 7, 2002, the FCC adopted new EEO rules. These new rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years. The new EEO rules also impose annual reporting requirements on all broadcast licensees. These new rules became effective March 10, 2003.

The Telecommunications Act of 1996 directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines.

The FCC imposes restrictions on the terms of network affiliation agreements. Among other things, these rules prohibit a television station from entering into any affiliation agreement that: (i) requires the station to clear time for network programming that the station previously scheduled for other use; and (ii) precludes the preemption of network programs that the station determines are unsuitable for its audience and the substitution of network programming with a program the station believes is of greater local or national importance. The FCC is currently reviewing several of its rules governing the relationship between networks and their affiliates. We are unable to predict the outcome of this review.

Proposed Legislation and Regulations.    The FCC’s ongoing rulemaking proceeding concerning implementation of the transition from analog to digital television broadcasts and revisions of its media ownership rules are likely to have a significant impact on the television industry and the operation of our stations. In addition, the FCC may decide to initiate other new rulemaking proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2002, we had a total of 1,106 employees, comprised of 958 full-time and 148 part-time or temporary employees. As of December 31, 2002, 208 of our employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2002, we had $320.0 million of debt, which represented 89.3% of our total capitalization. Our high level of debt could have important consequences to our business. For example it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. The following table sets forth, as of December 31, 2002, the approximate aggregate amount of principal scheduled to mature for the periods referenced.

	Total	2003	2004-2005	2006-2007	Thereafter
	(dollars in thousands)

Nexstar senior credit facilities	$81,513	$2,567	$9,182	$69,764	$—
Mission senior credit facility	55,143	––	––	55,143	—
12% senior subordinated notes due 2008	160,000	––	––	––	160,000
16% senior discount notes due 2009	36,988	––	––	––	36,988

We could also incur additional debt in the future. The terms of our senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing our debt contain various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facilities and the indentures governing our publicly-held notes contain various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

In addition, our senior credit facilities require us to maintain or meet certain financial ratios, including consolidated leverage ratios and interest coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we or any subsidiary of ours fails to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

        Mission is 100% owned by an independent third party. Mission owns the following television stations: WYOU, WFXP, KJTL, KJBO-LP and KODE. We have entered into various local service agreements with Mission pursuant to which we provide services to the Mission stations. Pursuant to each of the local service agreements, or LSAs, entered into with Mission, Nexstar receives substantially all of the available cash, after payment of debt service costs, generated by the Mission stations, and Nexstar Finance guarantees all of Mission’s debt, which debt has been incurred primarily in connection with the acquisition of the stations owned by Mission. In addition, the owner of Mission has granted to Nexstar purchase options with respect to each Mission station, which purchase options were amended as of October 18, 2002. Pursuant to the terms of the purchase options, Nexstar has the option to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of its indebtedness (as defined in the option agreement) or (2) the amount of its indebtedness. As a result of these arrangements, we consolidate the results of operations and financial position of the Mission stations with our results of operations and financial position in our consolidated financial statements. However, while Nexstar is deemed to have a controlling financial interest in Mission under GAAP, Mission still owns and controls each Mission station. In order for our arrangements with Mission under the LSAs to comply with FCC rules, Mission must maintain complete responsibility for and control over the programming, finances, personnel and operations of its stations. Because we do not own Mission or its stations, the individual who owns Mission can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our LSAs with Mission. For instance, Nexstar may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, the owner of Mission could choose to pay himself a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Each of the stations we operate or provide services to has a network affiliation agreement––six stations have primary affiliation agreements with NBC, five with CBS, four with ABC, three with Fox and two with UPN. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and UPN provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during network programming. Under the affiliation agreements with NBC, CBS and ABC, affiliated stations also receive cash compensation from these networks.

Nineteen of the network affiliation agreements of the stations that we operate or provide services to are scheduled to expire at various times beginning in December 2004 through December 2008. The other network affiliation agreement can be terminated upon 30 days prior written notice by the network. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements see, “Business––Network Affiliations.”

The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies.

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder and President and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies.

Our growth may be limited if we are unable to implement our acquisition strategy.

We intend to accelerate our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire or enter into local service agreements with additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

In addition, future acquisitions pose certain risks, such as increasing leverage and debt service requirements and integrating company policies, systems and cultures. We may not be able to successfully implement effective cost controls, increase advertising revenue or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assuming unexpected liabilities and may result in the diversion of our management’s attention from the operation of our business. The occurrence of any of these events could have a material adverse effect on our operation results, particularly during the period immediately following any acquisition.

If we are unable to manage effectively our rapid growth, our operating results will suffer.

We have experienced rapid growth. Since the beginning of 1998, we have doubled the number of stations that we operate or to which we provide services. We will continue to actively pursue additional acquisition opportunities. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management resources. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to further develop our financial and management controls and management information systems. We will also need to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

We have created duopolies in some of our markets by entering into what we refer to as local service agreements, or LSAs. While these agreements take varying forms, a typical local service agreement is an agreement between two separately-owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

While all of our existing local service agreements comply with FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating duopoly-type opportunities, or that the FCC will not challenge our existing arrangements with Mission or Sinclair Broadcast Group, Inc. in the future. If the FCC, on its own initiative or in response to a third party complaint, were to challenge our existing arrangements with Mission or Sinclair and determine that such arrangements violate the FCC’s rules or policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

The interest of our principal stockholder, ABRY, in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast or other media interest of our officers, directors and stockholders with 5% or greater voting power are generally attributable under the FCC’s rules which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or daily newspaper in the same market.

ABRY, our principal stockholder, is one of the largest private firms specializing in media and broadcasting investments. As a result of ABRY’s interest in us, we could be prevented from acquiring broadcast companies in markets where ABRY has an attributable interest in television stations or other media, which could impair our ability to execute our acquisition strategy. ABRY and its affiliates may from time to time identify, pursue and consummate additional acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisitions opportunities may not be available to us.

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $46.8 million, $39.5 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2002, we had an accumulated deficit of $115.1 million. We may not be able to achieve or maintain profitability.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations.

Approximately $281.7 million, or 70.2%, of our total assets as of December 31, 2002, consists of unamortized intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional test of our goodwill and FCC licenses for impairment and, as a result, we recorded goodwill impairment loss of $27.4 million, net of taxes, which has been accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive our revenue primarily from the sale of advertising time. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	fluctuations in pricing for local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly newspapers, cable television, Internet and radio;

•	the decreased demand for political advertising in non-election years; and

•	changes in the makeup of the population in the areas where our stations are located.

Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance on advertising revenue makes our operating results particularly susceptible to prevailing economic conditions. In general, advertising revenue declined substantially in 2001 due in large part to the economic recession. We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results.

Our business is characterized generally by high fixed costs, primarily for debt service, broadcast rights, operating leases and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease in advertising revenue. As a result, a relatively small change in advertising prices could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected revenue could have a significant negative impact on our financial results.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until December 31, 2006, when they must abandon the analog format, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The digital transmissions may initially be low-power, but full-power transmission will be required by a date to be established by the FCC.

It will be expensive to convert from the current analog format to digital format. Our current estimate is that this conversion will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal transmission. We may have to undertake capital expenditures for some of our stations to modify our tower structures and to purchase studio and production equipment that can support digital format. The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know what effect this will have on the competitive landscape in our industry.

If we are unable to meet our extended deadline for DTV broadcasting, we may be subject to FCC sanction.

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. Seven of our stations and one of the stations we provide services to began digital operations by December 31, 2002, and we received extensions until May 1, 2003 with respect to our other stations. On May 16, 2002, the FCC proposed a graduated set of sanctions for television broadcasters who fail to meet the DTV deadline and fail to receive an extension of time. If adopted, the sanctions would range––depending on how long it took a station to complete DTV construction––from requiring broadcasters to submit their plans to complete DTV construction to the FCC, to rescinding broadcasters’ DTV authorizations and requiring them to surrender their analog licenses at the end of the DTV transition.

Federal satellite legislation could adversely affect our broadcast business by increasing competition within our markets.

The Satellite Home Viewer Improvement Act of 1999 could have an adverse effect on our stations’ audience shares and advertising revenue. This legislation allows satellite carriers to provide, under certain circumstances, the signals of distant stations with the same network affiliations as our station to more television viewers in our markets than would have been permitted under previous law. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share and, therefore, our revenue and earnings. In addition the legislation allows satellite carriers to provide local television signals by satellite within a station’s market so long as they carry all local stations in that market. To date, satellite carriers are not offering the carriage of any local stations in our markets; however, we have received notice that DirecTV and EchoStar intend to begin service in Wilkes Barre-Scranton in the near future.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television and the Internet.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibits any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of our stations could become the owner of a competing station in the market.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is a terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

Item 2.	Properties

We lease our primary corporate headquarters, which are located at 909 Lake Carolyn Parkway, Suite 1450, Irving, Texas 75039 and occupy approximately 5,566 square feet. None of the individual station leases are material to our operations, and we do not anticipate difficulty in replacing those facilities or obtaining additional facilities, if needed.

We and Mission own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease

WBRE—Wilkes Barre-Scranton, PA

Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport Bureau	Leased	811 Sq. Ft.	Month/Month
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—

WYOU—Wilkes Barre-Scranton, PA

Office-Studio—News Bureau/Office	Leased	6,977 Sq. Ft.	12/1/04
Sales Office	Leased	800 Sq. Ft.	10/31/04
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month/Month

KTAL—Shreveport, LA

Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Office-Studio—Texarkana	100% Owned	7,245 Sq. Ft.	—
Office-Studio—Texarkana	100% Owned	1.687 Acres	—
Office-Studio—Texarkana	Leased	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY

Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL

Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/08
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/04
Tower/Transmitter Site—Champaign Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL

Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX

Office-Studio	100% Owned	1.2 Acres	—
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Office-Studio	Leased	8,000 Sq. Ft.	9/1/09
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN

Office-Studio	100% Owned	4.774 Acres	—
Office-Studio	100% Owned	17,375 Sq. Ft.	—
Office-Studio	Leased	1,425 Sq. Ft.	11/30/04

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease

WJET—Erie, PA

Tower/Transmitter Site	Leased	2 Sq. Ft.	Month/Month

WFXP—Erie, PA

Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/04

Entertainment Realty Corp., Erie, PA

Office-Studio(1)	100% Owned	9.87 Acres	—
Office-Studio(1)	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK

Office-Studio	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KJTL—Wichita Falls, TX—Lawton, OK

Office-Studio(2)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX—Lawton, OK

Office-Studio(2)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year/Year

KSNF—Joplin, MO—Pittsburg, KS

Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	10/1/05

KODE—Joplin, MO—Pittsburg, KS

Office-Studio	100% Owned	2.74 Acres	—
Tower	Leased	2 Sq. Ft.	5/1/27

KMID—Odessa-Midland, TX

Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX

Office-Studio	100% Owned	2.98 Acres	—
Office-Studio	100% Owned	14,532 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO

Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—

Corporate Branch Office—Clarks Summit, PA	Leased	1,636 Sq. Ft.	3/31/03

Corporate Branch Office—Terre Haute, IN	Leased	1,227 Sq. Ft.	7/31/04

Corporate Office—Irving, TX	Leased	5,566 Sq. Ft.	8/5/05

(1)	WJET and WFXP operate in facilities owned by Entertainment Realty Corporation, a subsidiary of Nexstar. The main tower of WJET is at this site.
(2)	The office space and studio used by KJTL and KJBO-LP is owned by KFDX.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission Of Matters to a Vote of Security Holders

Neither Nexstar Finance Holdings, L.L.C. nor Nexstar Finance Holdings, Inc. submitted any matter to a vote of its security holders during the fourth quarter of 2002.

PART II

Item 5.	Market For Common Stock and Related Stockholder Matters

Market Information

This item is not applicable in that all of the equity securities of Nexstar Finance Holdings, L.L.C. are owned by its immediate parent company, Nexstar Finance Holdings II, L.L.C., and all of the equity securities of Nexstar Finance Holdings, Inc. are owned by Nexstar Finance Holdings II, L.L.C.

Item 6.     Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)

Statement of Operations Data:
Net broadcast revenue(1)	$123,137	$99,054	$107,085	$78,489	$56,005
Trade and barter revenue	10,702	11,675	10,382	8,470	6,606

Total net revenue	133,839	110,729	117,467	86,959	62,611
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	35,147	31,332	29,269	23,760	16,960
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	35,823	28,180	28,790	23,645	15,514
Amortization of broadcast rights	14,776	17,344	16,905	13,580	8,972
Depreciation and amortization	26,657	33,811	23,933	20,466	21,254

Income (loss) from operations	21,436	62	18,570	5,508	(89)
Interest expense (restated)(2)	38,941	40,295	20,170	17,830	11,588
Interest income	(150)	(316)	(309)	(261)	(136)
Other expenses, net	2,356	519	259	249	125

Loss before income taxes and cumulative effect of change in accounting principle (restated)(2)	(19,711)	(40,436)	(1,550)	(12,310)	(11,666)
Income tax benefit (expense)(restated)(2)	334	951	(1,091)	(654)	(98)

Loss before cumulative effect of change in accounting principle(2)	(19,377)	(39,485)	(2,641)	(12,964)	(11,764)
Cumulative effect of change in accounting principle, net of tax	(27,419)	––	––	––	––

Net loss (restated)(2)	$(46,796)	$(39,485)	$(2,641)	$(12,964)	$(11,764)

Balance Sheet Data (end of period):
Cash and cash equivalents	$19,879	$5,802	$2,750	$2,989	$1,964
Net intangible assets and goodwill (restated)(2)	281,695	313,280	221,704	200,415	146,640
Total assets (restated)(2)	401,318	426,354	319,440	288,514	209,610
Total debt(3)	320,017	304,632	253,556	203,531	140,545
Total member’s interest (restated)(2)	38,202	82,679	32,689	35,470	45,470
Working capital (restated)(2)	29,118	17,961	5,086	(9,754)	4,843

Cash Flow Data:
Net cash provided by (used in):
Operating activities	20,567	1,969	16,555	9,707	6,188
Investing activities	(17,235)	(120,115)	(50,882)	(89,000)	(167,565)
Financing activities	10,745	121,198	34,088	80,318	161,112

Other Financial Data:
Capital expenditures, net	$7,685	$5,590	$5,595	$6,621	$5,495
Cash payments for broadcast licenses obligations	7,628	8,001	8,426	6,916	4,464

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.
(2)	The 1999, 2000 and 2001 financial statements of Nexstar Finance Holdings, L.L.C. have been restated to capitalize certain debt financing costs which were expensed as an extraordinary item in 1999. See Note 10 of our financial statements for additional explanation. Pursuant to Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” the amounts have been reclassified from an extraordinary item to interest expense.
(3)	Excludes Nexstar’s guarantee of a $3.0 million loan for a related party and includes capital leases.

NOTES TO THE SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6.– “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed elsewhere in the Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis”, in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the year ended December 31, 2002 versus the year ended December 31, 2001 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA and WMBD. References to a comparison on a same station basis for the year ended December 31, 2001 versus the year ended December 31, 2000 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP and KTAB.

Introduction

We own and operate, through our subsidiaries, 14 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. We do not own Mission or its television stations. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of Nexstar Finance’s guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under GAAP to have a controlling financial interest in Mission.

Our ability to receive cash from Mission is governed by the following local service agreements:

•	We have a time brokerage agreement with WFXP, which allows us to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP;

•	We have a shared services agreement with each of KJTL and KJBO-LP, which allows the sharing of services, including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the shared services agreements. These payments have had the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that the payments required by the shared service agreements with KJTL and KJBO-LP will continue to have the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a joint sales agreement, we have also acquired the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission;

•	We have shared service agreements with each of WYOU and KODE, which have terms substantially similar to the terms of the shared services agreement with KJTL and KJBO-LP.

For more information about our local service agreements with Mission, see Note 4 to the Consolidated Financial Statements.

In addition to providing certain services to Mission’s television stations, Nexstar Finance also guarantee Mission’s bank debt. Similarly, Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar Finance.

The owner of Mission has granted to us a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Theses option agreements are freely exercisable or assignable by us without consent or approval by the owner of Mission.

Nexstar does not own Mission or Mission’s television stations. However, as a result of Nexstar Finance’s guarantee of Mission’s debt and our arrangements under the local service arrangements and purchase option agreements with Mission, we are deemed under GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nextar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in Mission under GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of our financial condition and results of operations includes Mission’s financial statements.

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

The operating revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license, the latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon (1) a program’s popularity among the viewers that an advertiser wishes to target, (2) the number of advertisers competing for the available time, (3) the size and the demographic composition of the market served by the station, (4) the availability of alternative advertising media in the market area, and (5) the effectiveness of the station’s sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 62.5% and 65.6% of our spot revenue for the years ended December 31, 2001 and December 31, 2002, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during each of the fiscal years ended December 31, 2000, 2001 and 2002 affect the year-to-year comparability of the operating results discussed below:

•	In September 2000, we acquired substantially all of the assets of KMID, the ABC affiliate in the Odessa-Midland, Texas market, for approximately $10.0 million.

•	In November 2000, we acquired substantially all of the assets of KTAL, the NBC affiliate in the Shreveport, Louisiana market, for approximately $35.3 million.

•	In January 2001, we acquired substantially all of the assets of WCIA/WCFN and WMBD for approximately $108.0 million. At the time of the purchase, WCIA/WCFN was the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market, and WMBD was the CBS affiliate in the Peoria-Bloomington, Illinois market. WCIA and WMBD remain the CBS affiliates in their respective markets.

•	In December 2001, Mission entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. with regard to KODE, the ABC affiliate in the Joplin, Missouri-Pittsburg, Kansas market. In September 2002, Mission acquired certain of the assets of KODE for $14.0 million.

•	In December 2001, we entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. Pursuant to this agreement, the parties share the combined broadcast cash flow generated by WYZZ and Nexstar-owned WMBD.

•	On April 1, 2002, we entered into a shared services agreement with Mission to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar. The services provided by us resulted in higher miscellaneous revenue and operating expenses for Nexstar-owned KSNF, the station providing the services.

•	Additionally, on April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. At that time, WCFN became a full-power station capable of generating revenue of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenue and expenses.

In conjunction with the refinancing of our senior credit facilities in June 1999, we expensed certain debt financing costs. We subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed, but should have remained capitalized and subsequently amortized. As a result, the 1999, 2000 and 2001 financial statements have been restated. See Note 10 of our financial statements for a further explanation.

Recent Developments

Acquisitions and Station Agreements/New Credit Facilities/New Debt Issuance

On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the current owners of KRBC, the NBC affiliate in Abilene-Sweetwater, TX and KACB, the NBC affiliate in San Angelo, TX. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in non-current assets as of December 31, 2002. Mission will enter into a shared services agreement with Nexstar whereby KTAB will provide news, production, technical maintenance and security for KRBC and KACB.

On December 30, 2002, Nexstar entered into time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., the current owners of KARK, the NBC affiliate in Little Rock, AR and WDHN, the ABC affiliate in Dothan, AL. The local marketing agreement commenced on February 1, 2003. Following FCC consent to the transaction, Nexstar will purchase all of the stock of the stations for $90.0 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003.

On February 13, 2003, Nexstar and Mission obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar—$130.0 million and Mission—$55.0 million) and an $80.0 million revolver (Nexstar—$50.0 million and Mission—

$30.0 million). We used the proceeds to refinance our existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004. Covenants also include, among other things, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of February 28, 2003, Mission had drawn $1.6 million on its revolver and Nexstar had no borrowing outstanding under its new revolver. The refinancing of the existing senior credit facilities may result in the write off during the first quarter of 2003 of certain debt financing costs capitalized at December 31, 2002.

On March 18, 2003, Nexstar entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (the “New Discount Notes”) at a price of 57.442%. The New Discount Notes mature on April 1, 2013. Each New Discount Note will have an accreted value at maturity of $1,000. The New Discount Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar Finance’s Senior Subordinated Notes. The transaction closed on March 27, 2003.

Capital Contributions/Distributions

On March 14, 2002, Nexstar made a $1.4 million distribution to its direct parent company, Nexstar Finance Holdings II, L.L.C.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Local	$73,493	51.1	$64,097	56.0	$62,595	50.2
National	38,510	26.8	38,456	33.6	38,602	31.0
Political	23,530	16.4	2,197	1.9	15,126	12.1
Network compensation	6,416	4.5	7,454	6.5	6,258	5.0
Other	1,781	1.2	2,270	2.0	2,050	1.7

Total gross revenue	143,730	100.0	114,474	100.0	124,631	100.0
Less: Agency and national representative commissions	20,593	14.3	15,420	13.5	17,546	14.1

Net broadcast revenue	123,137	85.7	99,054	86.5	107,085	85.9
Trade and barter revenue	10,702		11,675		10,382

Total net revenue	$133,839		$110,729		$117,467

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Total net revenue	$133,839	100.0	$110,729	100.0	$117,467	100.0
Operating expenses:
Corporate expenses	4,681	3.5	2,752	2.5	3,091	2.6
Station direct operating expenses, net of trade	31,454	23.5	28,635	25.9	27,591	23.5
Selling, general and administrative expenses	31,142	23.3	25,428	23.0	25,699	21.9
Trade and barter expense	10,625	7.9	11,713	10.6	10,227	8.7
Depreciation and amortization	26,657	19.9	33,811	30.5	23,933	20.4
Amortization of broadcast rights, excluding barter	7,844	5.9	8,328	7.5	8,356	7.1

Income from operations	$21,436		$62		$18,570

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Net broadcast revenue for the year ended December 31, 2002 was $123.1 million, an increase of $24.0 million, compared to $99.1 million for the year ended December 31, 2001. An increase in net broadcast revenue of $7.7 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the year ended December 31, 2002 was $115.0 million as compared to $98.7 million for the year ended December 31, 2001, an increase 16.6%, or $16.3 million. Of this increase, $16.6 million was political revenue resulting from election campaigns in most of our markets, $3.0 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $1.5 million and renewals of network affiliation agreements at five of our stations which resulted in a decline in network compensation of $1.6 million, on a same station basis. We expect to have higher advertising revenues during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2002 were $62.6 million, compared to $54.1 million for the year ended December 31, 2001, an increase of $8.5 million. Of the $8.5 million increase, $7.1 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, station direct operating expenses and selling, general and administrative expenses for the year ended December 31, 2002 were $55.1 million as compared to $53.7 million for the year ended December 31, 2001, an increase of 2.7%, or $1.4 million, which resulted primarily from additional personnel costs by KSNF to accommodate the shared services agreement in Joplin, Missouri that began on April 1, 2002.

Corporate expenses, related to costs associated with the centralized management of our stations, for the year ended December 31, 2002 were $4.7 million, compared to $2.8 million for the year ended December 31, 2001, an increase of $1.9 million. The increase was primarily attributed to an increase in personnel, professional fees and the accrual of incentive compensation in 2002.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2002 was $7.8 million, compared to $8.3 million for the year ended December 31, 2001, a decrease of $0.5 million. The decrease is a result of lower broadcast rights negotiated upon renewal, partially offset by a $0.2 million increase attributable to launching WCFN as a UPN affiliated station. The stations for which a local service arrangement was initiated after January 1, 2001 had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $13.2 million for the year ended December 31, 2002, compared with $12.7 million for the comparable period in 2001, an increase of $0.5 million. The increase in depreciation was attributed to the incremental capital expenditures incurred at our television stations since December 31, 2001. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation.

The amortization of intangibles was $13.4 million for the year ended December 31, 2002, compared to $21.1 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets and goodwill of which $8.0 million was recorded in 2001.

Income from operations for the year ended December 31, 2002 was $21.4 million as compared to $0.1 million for the year ended December 31, 2001, an increase of $21.3 million. A $0.2 million loss from operations was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, income from operations for the year ended December 31, 2002 was $21.5 million as compared to $0.1 million for the year ended December 31, 2001. The $21.4 million improvement in income from operations is primarily attributed to the increase in revenue without a corresponding increase in operating expenses due to the relatively fixed nature of operating costs at our television stations along with the elimination of $8.0 million of amortization for indefinite-lived intangible assets and goodwill.

The change in market value of derivate instruments and the marking-to-market of those interest rate swap agreements resulted in a loss of $2.4 million recognized in other expenses in 2002, and a loss of $0.1 million in 2001. The change was due to a fluctuation in market interest rates.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2002 was $38.9 million, compared to $40.3 million for the same period in 2001. Prior year interest expense includes a reclassification of $1.4 million previously classified as an extraordinary loss from refinancing the credit facilities.

During the first quarter of 2002, we incurred a write-down of $27.4 million, net of taxes, related to the impairment of goodwill for two of our stations. The write-down was the result of us adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002 and was accounted for as a cumulative effect of change in accounting principle. SFAS No. 142 required us to test goodwill for impairment based on fair values as of January 1, 2002.

As a result of the factors discussed above, our net loss was $46.8 million for the year ended December 31, 2002, compared to $39.5 million for the same period in 2001, an increase in net loss of $7.3 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Net broadcast revenue for the year ended December 31, 2001 was $99.1 million, a decrease of $8.0 million, compared to $107.1 million for the year ended December 31, 2000. An increase of approximately $2.9 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 2000. On a same station basis, net broadcast revenue for the year ended December 31, 2001 was $71.8 million as compared to $82.7 million for the year ended December 31, 2000, a 13.2% decrease. Of this decrease, $1.5 million was attributed to local revenue, $1.5 million was due to a decline in national revenue and $8.5 million was non-recurring political revenue partially offset by increases in other broadcast revenue for the year. A general slowdown in the advertising industry, the terrorist attack on September 11, 2001, the comparative absence of advertising revenue from the 2000 Olympic Games and the non-recurring political advertising are the primary components of the decrease in net broadcast revenue. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days. The unscheduled newscasts and absence of commercial breaks resulted in a loss of at least $1.0 million in net broadcast revenue.

Station direct operating expenses, consisting primarily of news, engineering and programming and selling, general and administrative expenses, net of trade, for the year ended December 31, 2001 were $54.1 million, compared to $53.3 million for the year ended December 31, 2000, an increase of $0.8 million. An increase of approximately $1.6 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 2000. On a same station basis, station direct operating expenses and selling, general and administrative expenses for the year ended December 31, 2001 were $38.1 million as compared to $38.9 million for the year ended December 31, 2000, a 2.0% decline. Cost controls implemented at the stations accounted for this decrease. Cost controls included a reduction in work force and the related personnel costs, strict controls on overtime and a decrease in promotional costs.

Corporate expenses, related to costs associated with the centralized management of our stations, for the year ended December 31, 2001 were $2.8 million, compared to $3.1 million for the year ended December 31, 2000, a decrease of $0.3 million. The decrease was primarily attributable to lower travel costs, management fees and bonuses, partially offset by higher professional fees.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2001 was $8.3 million, compared to $8.4 million for the year ended December 31, 2000. An increase of $0.5 million was attributable to the stations acquired in 2000 and 2001, offset by a decrease of $0.6 million as a result of lower contract costs from favorable negotiations on programming contracts.

Depreciation of property and equipment was $12.7 million for the year ended December 31, 2001, compared with $9.2 million for the comparable period in 2000, an increase of $3.5 million. The increase of $3.5 million was attributable to the effect of the stations acquired in 2000 and 2001.

Amortization of intangibles was $21.1 million for the year ended December 31, 2001, compared with $14.8 million for the comparable period in 2000, an increase of $6.3 million. The increase of $6.3 million was attributable to the stations acquired in 2000 and 2001.

Income from operations for the year ended December 31, 2001 was $0.1 million as compared to $18.6 million for the year ended December 31, 2000, a decrease of $18.5 million. Of the $18.5 million decrease, approximately $12.1 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 2000. On a same station basis, income from operations for the year ended December 31, 2001 was $2.9 million as compared to $9.3 million for the year ended December 31, 2000. The decrease was primarily attributable to lower net revenue, partially offset by the cost controls described above.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2001 was $40.3 million, compared to $20.2 million for the same period in 2000, an increase of $20.1 million. The increase was primarily attributable to the full year effect of the additional indebtedness to acquire the stations in 2000 and 2001, an increase in the cost of funds, and a reclassification of $1.4 million previously classified as an extraordinary loss from refinancing the credit facilities.

As a result of the factors discussed above, our net loss was $39.5 million for the year ended December 31, 2001, compared to $2.6 million for the same period in 2000, an increase in net loss of $36.9 million.

Liquidity and Capital Resources

Year Ended December 31, 2002

As of December 31, 2002, cash and cash equivalents were $19.9 million, compared to $5.8 million as of December 31, 2001.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $20.6 million for the year ended December 31, 2002, as compared to $2.0 million for the year ended December 31, 2001. The comparative increase in cash flows provided by operations of $18.6 million is primarily due to the timing of payments made or received on operating assets and liabilities along with improved operating results for the year ended December 31, 2002, compared to the same period in 2001.

        Cash flows used for investing activities were $17.6 million for the year ended December 31, 2002, as compared to $120.1 million for the year ended December 31, 2001. Investing activities for the year ended December 31, 2002 were associated with the final payment of $8.0 million by Mission for acquiring KODE, a down payment of $1.5 million for Mission’s future acquisition of KRBC and KACB and ongoing equipment purchases. In the first quarter of 2003, we made a down payment of $40.0 million against the purchase price for KARK and WDHN. We expect to pay the remaining $50.0 million for these stations during the third quarter of 2003. The remaining

$8.5 million payment for KRBC and KACB is expected to be paid in the second quarter of 2003. Investing activities for the same period in 2001 was associated with purchasing WCIA and WMBD for approximately $108.0 million, and a down payment of $6.0 million for the acquisition of KODE and ongoing equipment purchases.

Cash flows provided by financing activities were $11.0 million for the year ended December 31, 2002, as compared to $121.2 million for the year ended December 31, 2001. The change in cash flows from financing activities for the year ended December 31, 2002 was primarily the result of revolver borrowings of $11.5 million, less repayments of loans of $3.0 million and a distribution to Nexstar’s parent, Nexstar Finance Holdings II, L.L.C., of $1.4 million. In August 2002, we received a payment of $4.4 million representing the fair market value, excluding accrued interest, for terminating the $60.0 million swap agreement. For the year ended December 31, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 to the credit agreement governing our senior credit facilities, (2) the issuance in March 2001 of $153.6 million of senior subordinated notes, (3) borrowing and subsequent repayment of a $40.0 million interim loan, (4) borrowings of $18.7 million evidenced by the senior discount notes, (5) additional equity proceeds of $93.3 million (net of a $8.0 million distribution), which were used to assist in financing the January 2001 acquisition, (6) the borrowing of $12.0 million less a repayment of $6.0 million to fund a deposit on Mission’s acquisition of KODE less the repayment of the existing senior credit facilities, and (7) transaction and financing costs of approximately $19.0 million. As of December 31, 2002, there was approximately $44.9 million of unused commitments under the senior credit facilities. However, of the $44.9 million unused commitments, approximately $29.0 million could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities and the indentures governing our senior discount notes and the senior subordinated notes at December 31, 2002. Our credit agreements were refinanced in February 2003 as a result of our impending acquisitions. The terms of the amended credit facilities are described below.

Senior Credit Facilities

On January 12, 2001, Nexstar and Mission each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the Nexstar facilities provide for a reducing revolving credit facility in the amount of $122.0 million, which was subsequently reduced to 72.0 million after the issuance of Nexstar’s senior subordinated notes, and a term loan facility in the amount of $110.0 million and an uncommitted acquisition facility of $100.0 million. The Nexstar facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that we must meet pursuant to the credit agreement. In addition, we reduced the revolving facility from $57.0 million to $42.0 million. Prepayments in the amount of $18.0 million have been made under the Term A facility. These prepayments plus the expiration of $15.0 million of undrawn commitments have effectively reduced the commitment from $50.0 million to $17.0 million as of December 31, 2002.

The terms of the credit agreement governing the Mission facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million.

Interest rates associated with the Nexstar and the Mission credit facilities are based, at their option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

In addition, Nexstar and Mission are required to pay quarterly commitment fees based on our consolidated total leverage ratio for that particular quarter on the unused portion of the revolving commitments. The reducing revolving credit facility and the term loans are subject to amortization schedules. The revolving facilities and the Term A facility are due and payable on, January 12, 2007, while the maturity date of the Term B facility is July 12, 2007. The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at December 31, 2001 and 2002.

On February 13, 2003, Nexstar and Mission obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar—$50.0 million and Mission-$30.0 million). We used the proceeds to pay for related debt financing costs and provide additional working capital refinance our existing senior credit facilities. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, among other things, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of February 28, 2003, Mission had drawn $1.6 million on its revolver and Nexstar had no borrowing outstanding under its new revolver. The refinancing of the existing senior credit facilities may result in the write off during the first quarter of 2003 of certain debt financing costs capitalized at December 31, 2002.

Senior Subordinated Notes

On March 16, 2001, Nexstar Finance L.L.C. (“Nexstar Finance”) issued $160.0 million of 12% Senior Subordinated Notes (the “Notes”) at a price of 96.012%. The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Finance and by Mission. They are general unsecured senior subordinated obligations subordinated to all of our senior debt. The Notes are redeemable on or after April 1, 2005 and Nexstar Finance may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The indenture governing the Notes contains covenants that restrict the ability of Nexstar and its subsidiaries to incur additional indebtedness, issue equity, pay dividends and undertake certain other business activities. We were in compliance with all covenants contained in the indenture governing the Notes at December 31, 2001 and 2002.

Senior Discount Notes

On May 17, 2001, we issued $36.988 million principal amount at maturity of Senior Discount Notes (the “Discount Notes”) at a price of 54.0373%. The Discount Notes mature on May 15, 2009. Each Discount Note will have an accreted value at maturity of $1,000. The Discount Notes will not begin to accrue cash interest until May 15, 2005 with payments to be made every six months in arrears on May 15 and November 15. The Discount Notes are general unsecured senior obligations effectively subordinated to all of our senior secured debt and structurally subordinated to the Notes describe above. The Discount Notes contain covenants, which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the indenture governing the Discount Notes at December 31, 2002.

On March 18, 2003, Nexstar entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (“New Discount Notes”) at a price of 57.442%. The New Discount Notes mature on April 1, 2013. Each New Discount Note will have an accreted value at maturity of $1,000. The New Discount Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar’s Notes. The transaction closed on March 27, 2003. The New Discount Notes are structually subordinated to the Notes. We may be required to refinance Nexstar Finance’s Notes to allow Nexstar Finance to distribute cash to us to allow us to make payments including mandatory redemption payments on the New Discount Notes and our existing Discount Notes. We can not be certain that we will be able to refinance Nexstar Finance’s Notes on acceptable terms.

Registration

In January 2002 and September 2001, the Discount Notes and Notes, respectively, were registered under the Securities Act of 1933 pursuant to a registration rights agreement.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received extensions of time, through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and Mission have received further extensions of time until May 1, 2003 for the seven Nexstar-owned stations and three Mission-owned stations which did not meet the December 1, 2002 deadline. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.0 million and $1.5 million for the years ended December 31, 2001 and 2002, respectively. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2002, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2003	2004-2005	2006-2007	Thereafter
	(dollars in thousands)

Nexstar Senior credit facilities(1)	$81,513	$2,567	$9,182	$69,764	$––
Mission Senior credit facility(1)	55,143	––	––	55,143	––
12% senior subordinated notes due 2008	160,000	––	––	––	160,000
16% senior discount notes due 2009	36,988	––	––	––	36,988
Cash interest on debt	223,686	31,441	68,499	74,613	49,133
Broadcast rights current commitments	8,868	5,998	2,659	211	––
Broadcast rights future commitments	12,023	5,589	6,126	308	––
Executive employee contracts	6,851	1,450	2,784	2,617	––
Capital commitments for digital television	2,000	2,000	––	––	––
KRBC and KACB purchase price obligation	8,500	8,500	––	––	––
KARK and WDHN purchase price obligation	89,950	89,950	––	––	––
Time brokerage fees	240	240	––	––	––
Operating lease obligations	9,681	920	1,526	1,120	6,115

Total contractual cash obligations	$695,443	$148,655	$90,776	$203,776	$252,236

(1)	Amounts reflect credit facilities in place as of December 31, 2002. These facilities were refinanced in February 2003 with the total commitments available under the facilities increasing from $181.5 million to $265.0 million. Amounts to be borrowed under the facilities for the newly acquired stations are separately stated as a purchase price obligation in the table.

We have remaining commitments on our announced acquisitions of $98.5 million. Mission expects to pay the remaining $8.5 million for KRBC and KACB in the second quarter of 2003. As to the KARK and WDHN stations, Nexstar paid a deposit of $40.0 million in January 2003, and expects to pay the remaining $50.0 million in the third quarter of 2003.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on the current operations and anticipated future growth, we believe that our available cash, anticipated cash flow from operations, and available borrowings under our senior credit facilities will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Long-lived Assets and Intangible Assets

We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

        We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

        We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on our business plans. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

As required by SFAS No. 142, we completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. As a result of this test, an impairment loss of $27.4 million, net of taxes, has been accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002. We used an independent appraisal firm to determine the fair value of our FCC licenses and other intangible assets. The assumptions used in the valuation testing have certain subjective components including, anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

    Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts were $0.7 million and $0.5 million at December 31, 2002 and 2001, respectively.

    Amortization of Broadcast Rights

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributor’s for the limited right to broadcast the distributor’s programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2002, the amounts of our current broadcast rights and non-current broadcast rights were $10.4 million and $3.4 million, respectively.

    Revenue Recognition

We recognize broadcast revenue during the financial statement period in which advertising is aired. We trade certain advertising time for various goods, services and programming. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. We recorded $6.9 million, $9.0 million, and $8.5 million of barter revenue for the years ended December 31, 2002, 2001 and 2000, respectively. We recorded of $3.8 million, $2.7million and $1.8 million of trade revenue for the years ended December 31, 2002, 2001, and 2000, respectively.

    Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is not likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

    Derivatives

We use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings. The change in market values of our derivate instruments and the marking-to-market of those interest rate swap agreements resulted in a loss of $2.4 million and $0.1 million, respectively, for the years ended December 31, 2002 and 2001.

    Claims and Legal Proceedings

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interests will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. We adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result have reclassified $1.4 million of extraordinary loss from refinancing of credit facilities to interest expense for the year ended December 31, 2001.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. FIN No. 45 is effective for financial statements issued for periods ending after December 15, 2002. We do not expect the application of FIN No. 45 to have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. We do not expect the application of FIN No. 46 to have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2002 under our senior credit facilities bear interest ranging from 4.42% to 5.05%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)

Senior credit facilities	$9,314	$9,530	$9,747	$9,964	$10,180
16% discount notes due 2009	4,361	4,361	4,361	4,361	4,361
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200

Total	$32,875	$33,091	$33,308	$33,525	$33,741

We use derivative instruments to manage our exposures to interest rate risks. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2002, we had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement requires us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that we would pay to settle the agreement, was approximately $5.6 million and $3.2 million at December 31, 2002 and December 31, 2001, respectively.

The table below provides information about our derivative financial instruments that are sensitive to changes in interest rates at December 31, 2002. The table presents the notional amount and weighted average interest rates by expected (contractual) maturity date. Notional amounts are used to calculate those contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Expiration	2004	Fair Value At December 31, 2002
	(dollars in thousands)

Interest Rate Derivative
Floating to Fixed	2004	$93,320	$(5,639)
Average pay rate		4.91%
Average receive rate		1.85%

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers

The table below sets forth information about Nexstar’s board of managers, or directors, and executive officers:

Name	Age	Position With Company
Perry A. Sook	45	President, Chief Executive Officer and Director
G. Robert Thompson	40	Chief Financial Officer
Duane A. Lammers	41	Chief Operating Officer
Shirley E. Green	43	Vice President, Finance
Susana G. Willingham	36	Vice President, Corporate News Director
Richard Stolpe	46	Vice President, Director of Engineering
Blake R. Battaglia	30	Director
Erik Brooks	36	Director
Jay M. Grossman	43	Director
Peggy Koenig	45	Director
Royce Yudkoff	47	Director

Perry A. Sook formed Nexstar’s predecessor in 1996. Since its inception, Mr. Sook has served as Nexstar’s President and Chief Executive Officer and as a Director. From 1991 to 1996, Mr. Sook was a principal of Superior Communications Group, Inc. Mr. Sook currently serves as a director of Pennsylvania Association of Broadcasters, the Television Bureau of Advertising and the Ohio University Foundation.

G. Robert Thompson has served as our Chief Financial Officer since May 2002. Prior to that time, Mr. Thompson was a Senior Vice President of Operations Staff and Vice President-Finance for Paging Network, Inc. Mr. Thompson joined Paging Network, Inc. in 1990. In August 2000, Paging Network, Inc. filed for Chapter 11 bankruptcy protection.

Duane A. Lammers has served as Nexstar’s Chief Operating Officer since October 2002. Prior to that time, Mr. Lammers served as Nexstar’s Executive Vice President from February 2001 until September 2002 and as Nexstar’s Vice President, Director of Sales and Marketing from 1998 until January 2001. He was employed as a Nexstar station general manager from 1997 to 1999. Prior to joining Nexstar, Mr. Lammers was the General Manager of WHTM, the ABC affiliate in Harrisburg, Pennsylvania from 1994 to 1997.

Shirley E. Green has served as Nexstar’s Vice President, Finance since February 2001. Prior to that, Ms. Green served as Nexstar’s Controller since 1997. Prior to joining Nexstar, from 1994 to 1997, Ms. Green was Business Manager at KOCB, Oklahoma City, Oklahoma, which was owned by Superior Communications Group, Inc.

Susana G. Willingham has served as Nexstar’s Vice President, Corporate News Director since 1997. Prior to that time, Ms. Willingham served as Assistant News Director for WHTM from 1994 to 1997. Prior to that time, Ms. Willingham was the News Director for KFDX from 1992 to 1993.

Richard Stolpe has served as Nexstar’s Vice President, Director of Engineering since January 2000. Prior to that time, Mr. Stolpe served as Director of Engineering from 1998 to 2000. Prior to joining Nexstar, Mr. Stolpe was employed by WYOU from 1996 to 1998 as both Assistant Chief Engineer and Chief Engineer.

Blake R. Battaglia has served as a Director since April 2002. Mr. Battaglia is a Senior Investment Associate at ABRY, which he joined in 1998. Prior to joining ABRY, he was an investment banker at Morgan Stanley & Co. Mr. Battaglia currently serves as a director of WideOpenWest.

Erik Brooks has served as a Director of Nexstar since March 2002. Mr. Brooks is a Principal at ABRY, which he joined in 1999. Prior to joining ABRY, from 1995 to 1999, Mr. Brooks was a Vice President at NCH Capital, a private equity investment fund.

Jay M. Grossman has served as a Director of Nexstar since 1997 and as Vice President and Assistant Secretary of Nexstar from 1997 until March 2002. Mr. Grossman has been a Partner of ABRY since 1996. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as a director (or the equivalent) of several private companies including Consolidated Theaters, Monitronics, TV Fanfare and WideOpenWest.

        Peggy Koenig has served as a Director of Nexstar since March 2002 and was Vice President and Assistant Secretary of Nexstar from 1997 until March 2002. Ms. Koenig is a partner in ABRY, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, partner and member of the Board of Directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry. From 1986 to 1988, Ms. Koenig was the Director of Finance for Magera Management, an independent motion picture financing company. She is presently a director (or the equivalent) of Black’s Directories, Commerce Connect, Fanfare Media and WideOpenWest.

Royce Yudkoff has served as a Director of Nexstar since 1997 and was Vice President and Assistant Secretary of Nexstar from 1997 until March 2002. Since 1989, Mr. Yudkoff has served as the President and Managing Partner of ABRY. Prior to joining ABRY,

Mr. Yudkoff was affiliated with Bain & Company, serving as a vice president from 1985 to 1988. Mr. Yudkoff is presently a director (or the equivalent) of several companies, including Metrocall, Inc., Muzak Holdings LLC, Quorum Broadcast Holdings LLC and Talent Partners.

Item 11.     Executive Compensation

The following table sets for the compensation earned or awarded for services rendered to us in all capacities for the fiscal years ended December, 2000, 2001 and 2002, by our Chief Executive Officer and our four other most highly compensated executive officers who earned more than $100,000 in salary and bonus during the fiscal years ended December 31, 2000, 2001 and 2002, to whom we refer in this prospectus collectively as our executive officers.

Summary Compensation Table

	Fiscal Year		Annual Compensation				All Other Compensation
			Salary	Bonus		Other (1)
Perry A. Sook	2002		$473,308	$300,000	(2)	$4,017	$—
President, Chief Executive Officer and Director	2001		289,230	150,000	(2)	3,402	1,629	(3)
	2000		274,615	—		11,248	—

G. Robert Thompson	2002	(4)	118,396	20,000		—	—
Chief Financial Officer

Duane A. Lammers	2002		219,365	100,000		3,013	—
Chief Operating Officer	2001		184,681	—		1,376	—
	2000		179,693	40,000		3,084	—

Shirley E. Green	2002		123,077	20,000		3,982	—
Vice President, Finance	2001 2000		98,980 94,000	— 20,000		5,145 5,785	— —

Susana G. Willingham	2002		116,471	5,000		3,585	1,673	(3)
Vice President, News Director	2001		112,329	—		897	—
	2000		109,807	10,000		1,276	—

(1)	Represents as to all executive officers the value of the personal use of automobiles.
(2)	In 2001, represents advance against future bonus payments, which was netted against the $300,000 earned in 2002.
(3)	Represents reimbursement for moving expenses.
(4)	Joined Nexstar in May 2002.

Employment Agreements

Perry A. Sook.    Mr. Sook is employed as President and Chief Executive Officer under an employment agreement with Nexstar. The term of the agreement expires on December 31, 2007 and automatically renews for successive one-year periods unless either party notifies the other of their intention not to renew the agreement. Under the agreement, effective as of October 1, 2002, Mr. Sook’s base salary is $600,000 in 2002, $615,000 for 2003, $630,000 for 2004, $650,000 for 2005, $675,000 for 2006 and $700,000 for 2007. In addition to his base salary, Mr. Sook is eligible to earn a targeted annual bonus of $300,000 for 2002, $307,500 for 2003, $315,000 for 2004, $325,000 for 2005, $337,500 for 2006 and $350,000 for 2007, upon achievement of goals established by the board of directors. Mr. Sook is also eligible to receive a cash payment upon a transfer of control of our company of $900,000 if such transfer occurs prior to December 31, 2005, $500,000 if such transfer occurs during 2006 and $150,000 if such transfer occurs during 2007.

G. Robert Thompson.    Mr. Thompson is employed as Chief Financial Officer under an employment agreement with Nexstar. The term of the agreement expires on May 13, 2007 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Thompson’s base salary is $195,000 from May 14, 2002 to May 13, 2003, $200,000 through May 13, 2004, $210,000 through May 13, 2005, $215,000 through May 13, 2006 and $225,000 through May 13, 2007. In addition to his base salary, Mr. Thompson is eligible to earn a targeted annual bonus of $30,000 for the year ended May 13, 2003, $35,000 for the year ended May 13, 2004, $40,000 for the year ended May 13, 2005, $45,000 for the year ended May 13, 2006 and $50,000 for the year ended May 13, 2007. In the event of termination upon change of control or for reasons other than cause, or if Mr. Thompson resigns for good reason, as defined in the agreement, Mr. Thompson is eligible to receive his base salary for a period of six months.

Duane A. Lammers.    Effective October 1, 2002, Mr. Lammers became Chief Operating Officer under an employment agreement with Nexstar. Prior to that time, Mr. Lammers served as Executive Vice President. The agreement terminates on December 31, 2007 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Lammers’ base salary is $250,000 through September 30, 2003, $260,000 through September 30, 2004, $270,000 through September 30, 2005, $280,000 through September 30, 2006 and $290,000 through September 30, 2007. In addition to his base salary, Mr. Lammers is eligible to earn a targeted annual bonus of $70,000 after fiscal year 2002, $80,000 after 2003, $90,000 after 2004, $100,000 after 2005 and $110,000 after 2006 at the discretion of our Chief Executive Officer, based on Mr. Lammers’ attainment of, among other things, certain financial performance targets. In the event of termination upon change of control or for reasons other than cause, or if Mr. Lammers resigns for good reason, as defined in the agreement, Mr. Lammers is eligible to receive his base salary for a period of six months.

Shirley E. Green.    Ms. Green is employed as Vice President, Finance under an employment agreement with Nexstar. The term of the agreement ends on June 30, 2007 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Ms. Green’s base salary is $150,000 from July 1, 2002 through June 30, 2003, $155,000 through June 30, 2004, $160,000 through June 30, 2005, $165,000 through June 30, 2006 and $175,000 through June 30, 2007. In addition to her base salary, Ms. Green is eligible to earn a targeted annual bonus of $15,000 for each year through June 30, 2007 at the discretion of our chief executive officer, based on Ms. Green’s attainment of goals set by our chief executive officer. In the event of termination upon change of control or for reasons other than cause, or if Ms. Green resigns for good reason, as defined in the agreement, Ms. Green is eligible to receive her base salary for a period of six months.

Susana G. Willingham.    Ms. Willingham is employed as Vice President, Corporate News Director under an employment agreement with Nexstar. The initial term of her agreement terminates on January 1, 2004 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Ms. Willingham’s base salary was $115,000 in 2001 and was $120,000 in 2002, and will be $125,000 in 2003. In addition to her base salary, Ms. Willingham is eligible to earn an annual bonus, at the discretion of our Chief Executive Officer. In the event of termination upon change of control or for reasons other than cause, or if Ms. Willingham resigns for good reason, as defined in the agreement, Ms. Willingham is eligible to receive her base salary for a period of six months.

Richard Stolpe.    Mr. Stolpe is employed as Vice President, Corporate Chief Engineer under an amended employment agreement with Nexstar. The term of the agreement ends on June 30, 2006 and automatically renews for successive one-year periods unless either party notifies the other of their intention not to renew the agreement. Under the agreement, Mr. Stolpe’s base salary was $75,000 for the year ended June 30, 2002, $105,000 for the year ended June 30, 2003, $110,000 for the year ended June 30, 2004, $115,000 for the year ended June 30, 2005, $120,000 for the year ended June 30, 2006 and $125,000 for each year thereafter. In addition to his base salary, Mr. Stolpe is eligible to earn a targeted annual bonus of $15,000 at the discretion of our Chief Executive Officer, upon attainment of certain goals. In the event of termination for reasons other than cause, or if Mr. Stolpe resigns for good reason, as defined in the agreement. Mr. Stolpe is eligible to receive his base salary for a period of six months.

Compensation of Board of Directors

Nexstar currently reimburses members of the board of directors for any reasonable out-of-pocket expenses incurred by them in connection with attendance at board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The equity interests of Nexstar are 100% indirectly owned by Nexstar’s indirect parent company, Nexstar Broadcasting Group, L.L.C. David S. Smith owns 100% of the equity interests in Mission.

The following table sets forth, as of December 31, 2002, information regarding the equity interests of Nexstar Broadcasting Group, L.L.C. beneficially owned by (1) each equityholder who is known by Nexstar to beneficially own in excess of five percent of the outstanding equity interests of Nexstar Broadcasting, (2) each of Nexstar’s managers and directors, (3) each of Nexstar’s named executive officers, and (4) all of Nexstar’s executive officers, managers and directors as a group. Unless otherwise indicated below, (1) the persons and entities named in the table have sole voting and investment power with respect to all equity interests beneficially owned, subject to applicable community property laws and (2) the address of each of the individuals listed in the table is in care of Nexstar Broadcasting Group, L.L.C., 909 Lake Carolyn Parkway, Suite 1450, Irving, TX 75039.

Name and Address of Beneficial Owner	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding(1)
ABRY Broadcast Partners II, L.P.	3,468,064	52.2%
111 Huntington Ave., 30th Floor
Boston, MA 02199
ABRY Broadcast Partners III, L.P.(2)	1,897,855	28.6%
111 Huntington Ave., 30th Floor
Boston, MA 02199
BancAmerica Capital Investors I, L.P.(3)	613,264	9.2%
Nexstar Finance Holdings II, L.L.C.(4)	—	—
Royce Yudkoff(5)(6)	5,365,919	80.8%
Perry A. Sook	432,626	6.5%
Shirley E. Green(7)	9,850	*
Richard Stolpe(8)	3,110	*
Susana G. Willingham(9)	3,110	*
Duane A. Lammers(10)	23,315	*
Jay M. Grossman(6)	—	—
Blake Battaglia(6)	—	—
Peggy Koenig(6)	—	—
Erik Brooks(6)	––	––
All managers, directors and executive officers as a group (8 persons)	5,837,930	87.9%

*	Less than 1%
(1)	Nexstar Broadcasting has nine classes of equity interests outstanding. Each class of equity interest has been assigned a “point value.” The number of equity interests beneficially owned and the percentage of total equity interests outstanding indicated in this table are reported on a point basis.
(2)	Does not include 15,000 shares of Series BB preferred membership interests with an aggregate liquidation preference of $15,000,000. The Series BB preferred interests do not have a point value assigned to them.
(3)	The address of BancAmerica Capital Investors I, L.P. is 100 North Tryon Street, 25th Floor, Charlotte, NC 28255-0001. Does not include 40,000 shares of Series AA preferred membership interests with an aggregate liquidation preference of $40,000,000. The Series AA preferred interests do not have a point value assigned to them.
(4)	Nexstar Finance Holdings II, L.L.C., an indirect subsidiary of Nexstar Broadcasting Group, L.L.C., is the sole manager of Nexstar Finance Holdings, L.L.C.
(5)	Mr. Yudkoff is the sole trustee of ABRY Holdings III, Co., which is the sole member of ABRY Holdings III LLC, which is the sole general partner of ABRY Equity Investors, L.P., the sole general partner of ABRY Broadcast Partners III, L.P. Mr. Yudkoff is also the trustee of ABRY Holdings Co., which is the sole member of ABRY Holdings LLC, which is the sole general partner of ABRY Capital, L.P., which is the sole general partner of ABRY Broadcast Partners II, L.P.
(6)	The address of Mr. Yudkoff, Mr. Grossman, Mr. Battaglia, Ms. Koenig and Mr. Brooks is the address of ABRY.
(7)	Includes 777.5, or 25%, of Ms. Green’s class C-2 equity interests, subject to forfeiture if Ms. Green’s employment is terminated between January 1, 2003 and January 1, 2004.
(8)	Includes 777.5, or 25%, of Mr. Stolpe’s class C-2 equity interests, subject to forfeiture if Mr. Stolpe’s employment is terminated between January 1, 2003 and January 1, 2004.
(9)	Includes 777.5, or 25%, of Ms. Willingham’s class C-2 equity interests, subject to forfeiture if Ms. Willingham’s employment is terminated between January 1, 2003 and January 1, 2004.
(10)	Includes 777.5, or 25%, of Mr. Lammers’ class C-2 equity interests, subject to forfeiture if Mr. Lammers’ employment is terminated between January 1, 2003 and January 1, 2004.

Item 13.	Certain Relationships and Related Transactions

L.L.C. Agreement

ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Nexstar Broadcasting Group, Inc. (formerly known as Nexstar Equity Corp.), Banc America Capital Investors I, L.P. and each of the members of Nexstar Broadcasting Group, L.L.C., including Perry Sook, Shirley Green, Duane Lammers, Susana Willingham and Richard Stolpe, are parties to a fifth amended and restated limited liability company agreement dated as of November 14, 2001, pursuant to which Nexstar Broadcasting Group, L.L.C. is organized. The agreement provides for capital contributions to be made by the members in exchange for membership interests, which are allocated at the discretion of ABRY Broadcast Partners II, L.P., as manager of Nexstar Broadcasting Group, L.L.C. As manager, ABRY Broadcast Partners II, L.P. exercises full control over all of the activities of Nexstar Broadcasting Group, L.L.C. and is reimbursed for all expenses incurred as manager. Nexstar Broadcasting Group, L.L.C. may be dissolved upon a vote by those members owning a majority of the outstanding class A interests.

Investors Agreement

Nexstar Broadcasting Group, L.L.C., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Nexstar Broadcasting Group, Inc. (formerly known as Nexstar Equity Corp.), and each of the other members of Nexstar Broadcasting Group, L.L.C., including Perry Sook, Shirley Green, Duane Lammers, Susana Willingham and Richard Stolpe, are parties to a fourth amended and restated investor rights agreement, dated as of August 7, 2001. Pursuant to the investors agreement, the parties agreed to vote their equity interests in Nexstar Broadcasting Group to elect Mr. Sook to the board of directors. The investors agreement also contains (1) co-sale rights exercisable in the event of certain sales by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., (2) restrictions on transfers of equity interests by all members and their permitted transferees, and (3) drag-along sale rights exercisable by the holders of a majority of the class A interests of Nexstar Broadcasting Group in the event of an approved sale of Nexstar Broadcasting Group. The voting, co-sale, drag-along and transfer restrictions will terminate upon the consummation of the first to occur of (a) a public offering within certain parameters that are set forth in the investors agreement, or (b) a sale of all of the equity securities or assets of Nexstar Broadcasting Group to an independent third party.

ABRY Management and Consulting Services Agreement

Pursuant to a second amended and restated management and consulting services agreement between Nexstar Broadcasting Group, Inc. and ABRY Partners, LLC (as successor to ABRY Partners, Inc.), dated as of January 5, 1998, ABRY Partners, LLC was entitled to a management fee for certain financial and management consulting services provided to Nexstar Broadcasting Group, Inc., including in connection with any acquisitions or divestitures in which ABRY Partners, LLC had substantially assisted in the organization or structuring. Under the agreement, the management fee was based on the purchase price of any such acquisition or divestiture, as well as a certain amount per annum paid for each broadcast station owned or managed by Nexstar Broadcasting Group, L.L.C. or its subsidiaries. ABRY Partners, LLC was also reimbursed for any reasonable out-of-pocket expenses incurred. ABRY Partners, LLC terminated the agreement effective December 31, 2000.

Executive Loan Guaranty

Pursuant to an individual loan agreement dated January 5, 1998, Bank of America, N.A., an affiliate of Bank of America Securities LLC, has established a loan facility under which Mr. Sook, Nexstar’s President and Chief Executive Officer, may borrow an aggregate amount of up to the maximum potential amount of $3.0 million. As of December 31, 2002, approximately $3.0 million in principal amount of loans were outstanding under that facility. The proceeds of those loans were used by Mr. Sook, in part, to invest in Nexstar. Nexstar has guaranteed the payment of up to $3.0 million in principal amount of those loans, pursuant to a continuing guaranty dated June 16, 2001. Mr. Sook’s loan expires on December 31, 2004. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, our guarantee of Mr. Sook’s loan will not be renewed after the expiration of Mr. Sook’s existing loan.

Time Brokerage Agreement, Shared Services Agreements, and Joint Sales Agreement

Nexstar has agreements in place with Mission in four markets: Erie, Pennsylvania, Wichita Falls, Texas, Wilkes Barre-Scranton, Pennsylvania, and Joplin, Missouri.

Nexstar Broadcasting of Erie, L.L.C., an indirect subsidiary of Nexstar, and Mission are parties to an amended time brokerage agreement dated as of April 1, 1996, as amended, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue.

        Mission and Nexstar Broadcasting of Wichita Falls, L.L.C., an indirect subsidiary of Nexstar, are parties to a shared services agreement dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar Broadcasting of Wichita Falls L.L.C. agreed with Mission to share the costs of certain services that Nexstar’s station KFDX and Mission stations KJTL and KJBO-LP individually incurred. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by KFDX personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

Mission and Nexstar Broadcasting of Wichita Falls, L.L.C. are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, called a joint sales agreement, Nexstar Broadcasting of Wichita Falls, L.L.C. purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $100,000 per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10,000 per month.

Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., an indirect subsidiary of Nexstar, and Mission are parties to a shared services agreement dated as of January 5, 1998, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Nexstar’s shared services agreement with Mission in Wichita Falls and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur.

Mission and GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) were parties to a time brokerage agreement dated December 31, 2001 to provide services for KODE, the ABC affiliate in Joplin, MO. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The same parties entered into a purchase and sale agreement for Mission to purchase substantially all the assets of KODE. The purchase price for the assets was $14.0 million and was financed under Mission’s senior credit facility. Pursuant to the terms of the agreement, Mission made a down payment of $6.0 million against the purchase price in 2001. The FCC approved this transaction and the closing date of the acquisition was September 30, 2002. The time brokerage agreement was terminated upon the closing of the acquisition. Effective April 1, 2002 Mission entered into a shared services agreement with Nexstar which has an initial term of 10 years, whereby KSNF provides certain services to KODE. In consideration of certain services provided to KODE by KSNF personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KODE.

Nexstar Broadcasting of Peoria, L.L.C. (“Nexstar of Peoria”) and WYZZ, Inc., a subsidiary of Sinclair Broadcast Group, Inc., entered into an outsourcing agreement. This agreement allows for Nexstar of Peoria to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, IL market. The parties share in the combined broadcast cash flow generated by WYZZ and, Nexstar-owned, WMBD. The effective date of the agreement was December 1, 2001 and has an initial term of seven years.

The table below indicates the financial arrangements we have with each of the Mission stations.

Station	Type of Agreement	2000 Consideration to Nexstar	2001 Consideration to Nexstar	2002 Consideration to Nexstar
WYOU	Shared Services Agreement	$3,630	$3,993	$3,000
KODE*	Shared Services Agreement	—	—	1,447

	Total	$3,630	$3,993	$4,447

*	The shared services agreement between Mission and Nexstar became effective April 1, 2002. The monthly payment is based on 90% of available cash flow (as defined in the agreement).

Station	Type of Agreement	2000 Consideration to Mission	2001 Consideration to Mission	2002 Consideration to Mission
KJTL/KJBO	Joint Sales/Shared Services Agreement	$2,215	$1,907	$1,713
WFXP	Time Brokerage Agreement	142	153	156

	Total	$2,357	$2,060	$1,869

Option Agreements

In consideration of Nexstar Finance’s guarantee of indebtedness incurred by Mission we have options to purchase the assets of Mission’s stations in Erie, Joplin, Wichita Falls and Wilkes Barre-Scranton, subject to prior FCC approval. Mission’s owner, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

•	In Erie, we have an option agreement with Mission and David S. Smith, dated as of November 30, 1998, to acquire the assets of WFXP.

•	In Joplin, we have an option agreement with Mission and David S. Smith, dated as of April 24, 2002, to acquire the assets of KODE.

•	In Wichita Falls, we have an option agreement with Mission and David S. Smith, dated as of June 1, 1999, to purchase the assets of KJTL and KJBO-LP.

•	In Wilkes Barre-Scranton, we have an option agreement with Mission and David S. Smith, dated as of May 19, 1998, to purchase the assets of WYOU.

Under the terms of these options agreements, we may exercise our option upon written notice to the counterparty to the relevant option agreement. In each option agreement, as amended on October 18, 2002, the exercise price is the greater of (i) seven times the station’s cash flow during the prior twelve months (minus the station’s debt) and (ii) the station’s debt. Mission and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a compensation agreement. Under this agreement, Mission pays David S. Smith up to $200,000 per year for certain management services.

Item 14.	Controls and Procedures

(a) Nexstar carried out an evaluation within 90 days prior to the date of this report, under the supervision and with the participation of Nexstar’s management, including Nexstar’s President and Chief Executive Officer along with Nexstar’s Chief Financial Officer, of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Nexstar’s President and Chief Executive Officer and Chief Financial Officer concluded that Nexstar’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Nexstar (including its consolidated subsidiaries) required to be included in Nexstar’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Nexstar in the reports filed or submitted by Nexstar under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in Nexstar’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Nexstar carried out its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)  Documents filed as part of this report:

(1)  Financial Statements.    The following financial statements of Nexstar Finance Holdings, L.L.C. have been included on pages F-1 through F-24 of this Annual Report on Form 10-K:

•	Report of Independent Accountants

•	Consolidated Balance Sheets at December 31, 2002 and December 31, 2001

•	Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

•	Consolidated Statement of Changes in Member’s Interests for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

•	Consolidated Statements of Cash Flows for years ended December 31, 2002, December 31, 2001 and December 31, 2000

•	Notes to Consolidated Financial Statements

(3)  Exhibits.    The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. filed the following reports on Form 8-K during the quarter ended December 31, 2002:

November 14, 2002	Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. filed a Form 8-K regarding the certification of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE HOLDINGS, L.L.C.

/S/	PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer

/S/	G. ROBERT THOMPSON
By:	G. Robert Thompson
Its:	Chief Financial Officer

Dated:	March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ G. ROBERT THOMPSON G. Robert Thompson	Chief Financial Officer

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE BATTAGLIA	Director
Blake Battaglia

/S/ ERIK BROOKS Erik Brooks	Director

/S/ PEGGY KOENIG	Director
Peggy Koenig

Nexstar Finance Holdings II, L.L.C.	Sole Member of Nexstar Finance Holdings, L.L.C.

/S/	PERRY A. SOOK
By:	Perry A. Sook
Its:	President, Chief Executive Officer and Director

/S/	G. ROBERT THOMPSON
By:	G. Robert Thompson
Its:	Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE HOLDINGS, INC.

/S/	PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer

/S/	G. ROBERT THOMPSON
By:	G. Robert Thompson
Its:	Chief Financial Officer

Dated:	March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ G. ROBERT THOMPSON G. Robert Thompson	Chief Financial Officer

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE BATTAGLIA	Director
Blake Battaglia

/S/ ERIK BROOKS Erik Brooks	Director

/S/ PEGGY KOENIG	Director
Peggy Koenig

I, Perry A. Sook, President and Chief Executive Officer of Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/S/ PERRY A. SOOK

Perry A. Sook President and Chief Executive Officer

I, G. Robert Thompson, Chief Financial Officer of Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/S/ G. ROBERT THOMPSON

G. Robert Thompson Chief Financial Officer

NEXSTAR FINANCE HOLDINGS, L.L.C.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Nexstar Finance Holdings, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and other comprehensive loss, of member’s interest and of cash flows present fairly, in all material respects, the financial position of Nexstar Finance Holdings, L.L.C., a wholly-owned indirect subsidiary of Nexstar Broadcasting Group, L.L.C., and its subsidiaries (the “Company”), at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

As discussed in Note 10, the Company has restated its 1999, 2000 and 2001 financial statements to capitalize certain debt financing costs which were expensed as an extraordinary item in 1999.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2003 except as to Note 15,

which is as of March 18, 2003

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
		(Restated)
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$19,879	$5,802
Accounts receivable, net of allowance for doubtful accounts of $660 and $490, respectively	26,065	25,442
Current portion of broadcast rights	10,357	10,062
Prepaid expenses and other current assets	1,005	993
Deferred tax assets	43	276
Taxes receivable	––	233

Total current assets	57,349	42,808

Property and equipment, net	54,612	57,383
Broadcast rights	3,392	3,685
Due from parent entities	1,685	958
Other noncurrent assets	2,585	8,240
Goodwill, net	60,708	87,464
Intangible assets, net	220,987	225,816

Total assets	$401,318	$426,354

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of debt	$2,567	$488
Current portion of capital lease obligations	––	23
Current portion of broadcast rights payable	10,581	10,242
Accounts payable	2,624	3,732
Accrued expenses	7,000	3,986
Taxes payable	57	––
Interest payable	4,964	6,041
Deferred revenue	438	335

Total current liabilities	28,231	24,847
Debt	317,450	304,144
Broadcast rights payable	3,732	3,770
Deferred tax liabilities	5,891	6,892
Deferred revenue	2,171	––
Other liabilities	5,641	4,022

Total liabilities	363,116	343,675

Commitments and contingencies (Note 12)
Member’s interest:
Contributed capital	153,324	154,736
Accumulated deficit	(115,122)	(68,326)
Accumulated other comprehensive loss on derivative instruments	––	(3,731)

Total member’s interest	38,202	82,679

Total liabilities and member’s interest	$401,318	$426,354

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Restated)	(Restated)
	(dollars in thousands)

Revenue (excluding trade and barter)	$143,730	$114,474	$124,631
Less: commissions	(20,593)	(15,420)	(17,546)

Net broadcast revenue (excluding trade and barter)	123,137	99,054	107,085
Trade and barter revenue	10,702	11,675	10,382

Total net revenue	133,839	110,729	117,467

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	35,147	31,332	29,269
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	35,823	28,180	28,790
Amortization of broadcast rights	14,776	17,344	16,905
Amortization of intangible assets	13,426	21,117	14,750
Depreciation	13,231	12,694	9,183

Total operating expenses	112,403	110,667	98,897

Income from operations	21,436	62	18,570
Interest expense, including amortization of debt financing costs	(38,941)	(40,295)	(20,170)
Interest income	150	316	309
Other expenses, net	(2,356)	(519)	(259)

Loss before income taxes and cumulative effect of change in accounting principle	(19,711)	(40,436)	(1,550)
Income tax benefit (expense)	334	951	(1,091)

Loss before cumulative effect of change in accounting principle	(19,377)	(39,485)	(2,641)
Cumulative effect of change in accounting principle, net of tax (Note 2)	(27,419)	—	—

Net loss	$(46,796)	$(39,485)	$(2,641)

Other comprehensive loss:
Cumulative effect of change in accounting principle	$—	$(241)	$—
Change in market value of derivative instrument	3,731	(3,490)	—

Net loss and other comprehensive loss	$(43,065)	$(43,216)	$(2,641)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

For the Years Ended December 31, 2002, 2001 and 2000

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest
	(dollars in thousands)

Balance at January 1, 2000 (Restated)	$61,671	$(26,200)	$—	$35,471
Contributions	10	—	—	10
Distributions	(150)	—	—	(150)
Net loss (Restated)	—	(2,641)	—	(2,641)

Balance at December 31, 2000 (Restated)	61,531	(28,841)		32,690
Contributions	101,265	—	—	101,265
Distributions	(8,060)	—	—	(8,060)
Net loss (Restated)	—	(39,485)	—	(39,485)
Cumulative effect of change in accounting principle	—	—	(241)	(241)
Change in market value of derivative instrument	—	—	(3,490)	(3,490)

Balance at December 31, 2001 (Restated)	154,736	(68,326)	(3,731)	82,679
Contributions	6	—	—	6
Distributions	(1,418)	—	—	(1,418)
Net loss	—	(46,796)	—	(46,796)
Change in market value of derivative instrument	—	—	3,731	3,731

Balance at December 31, 2002	$153,324	$(115,122)	$—	$38,202

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Restated)	(Restated)
	(dollars in thousands)

Cash flows from operating activities:
Net loss	$(46,796)	$(39,485)	$(2,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(768)	(651)	(556)
Depreciation of property and equipment	13,231	12,694	9,183
Amortization of intangible assets	13,426	21,117	14,750
Amortization of debt financing costs	2,841	5,234	303
Amortization of broadcast rights, excluding barter	7,844	8,328	8,356
Payments for broadcast rights	(7,628)	(8,001)	(8,426)
(Gain) loss on asset disposal, net	(60)	330	259
Cumulative effect of change in accounting principle, net of tax	27,419	––-	––
Amortization of debt discount	4,367	2,537	––
Effect of accounting for derivative instruments	5,055	290	––

Changes in assets and liabilities:
Increase in accounts receivable and due from parent entities	(1,350)	(2,633)	(1,574)
Decrease (increase) in prepaid expenses and other current assets	38	(463)	(77)
Decrease (increase) in taxes receivable	233	(233)	––
(Increase) decrease in other noncurrent assets	(445)	(573)	50
Increase in accounts payable and accrued expenses	1,906	659	94
Increase (decrease) in taxes payable	57	(625)	541
Increase (decrease) in interest payable	(1,077)	5,733	(2,091)
Increase (decrease) in deferred revenue	2,274	(33)	199
Decrease in due to Midwest Television, Inc.	––	(2,256)	(1,815)

Net cash provided by operating activities	20,567	1,969	16,555

Cash flows from investing activities:
Additions to property and equipment, net	(7,940)	(5,701)	(5,693)
Proceeds from sale of assets	255	111	98
Acquisition of broadcast properties and related transaction costs	(8,320)	(108,525)	(45,287)
Down payment on acquisition of stations	(1,550)	(6,000)	––

Net cash used for investing activities	(17,555)	(120,115)	(50,882)

Cash flows from financing activities:
Proceeds from debt issuance	––	638,838	––
Repayment of loans	(3,001)	(616,365)	(13,544)
Proceeds from revolver draws	11,500	24,500	63,500
Proceeds from termination of derivative instrument	4,387	––	––
Payments for debt finance costs	(409)	(18,980)	(1,206)
Note payable to related party	––	––	(14,522)
Capital contributions	6	101,265	10
Distributions	(1,418)	(8,060)	(150)

Net cash provided by financing activities	11,065	121,198	34,088

Net increase (decrease) in cash and cash equivalents	14,077	3,052	(239)
Cash and cash equivalents at beginning of year	5,802	2,750	2,989

Cash and cash equivalents at end of year	$19,879	$5,802	$2,750

Supplemental schedule of noncash activities:
Cash paid for interest, net	$31,000	$26,276	$21,610

Cash paid for taxes, net	$112	$658	$1,070

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Nexstar Finance Holdings, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one Fox-affiliated television station under a Time Brokerage Agreement (“TBA”), (ii) has Shared Services Agreements (“SSA”) with a CBS-affiliated television station and an ABC-affiliated television station (iii) has an SSA and a Joint Sales Agreement (“JSA”) with a Fox-affiliated television station and a low-power UPN-affiliated television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

Nexstar was organized as a limited liability company (“L.L.C.”) on December 5, 2000 in the State of Delaware under a plan of reorganization for the purpose of executing various financing transactions. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of members’ interest.

Nexstar is a wholly-owned subsidiary of Nexstar Finance Holdings II, L.L.C., formerly known as Nexstar Finance Holdings, L.L.C., which was organized as an L.L.C. on December 5, 2000 in the State of Delaware to execute the financing transactions referenced above. Nexstar and Nexstar Finance Holdings II, L.L.C. are wholly-owned indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. (“Nexstar Broadcasting”) which was organized as an L.L.C. on December 12, 1996 in the State of Delaware. Nexstar Broadcasting commenced operations on April 15, 1997.

On April 24, 2002, Nexstar Broadcasting Group, Inc., filed for an initial public offering with the SEC. Nexstar Broadcasting Group, L.L.C. will undertake a reorganization in connection with the consummation of the initial public offering whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of Nexstar. Nexstar believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in Nexstar having adequate cash resources to meet its future requirements for working capital, capital expenditures and debt service for at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Nexstar and its wholly-owned subsidiaries and independently-owned Mission Broadcasting, Inc. (“Mission”) (collectively, the “Company”). Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Wichita Falls, Inc., were, at the beginning of fiscal year 2002, separate entities 100% owned by the same independent third party. On September 30, 2002, Bastet and Mission Broadcasting of Joplin, Inc., a subsidiary of Mission, were merged into Mission Broadcasting of Wichita Falls, Inc. with Mission Broadcasting of Wichita Falls, Inc. as the surviving corporation (and its name was changed to Mission Broadcasting, Inc.). The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. Nexstar does not own Mission or Mission’s television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar Finance’s guarantee of Mission’s debt and the service and purchase option agreements described below. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSAs with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. Nexstar has an SSA with each of WYOU and KODE, which have terms substantially similar to the terms of the SSAs with KJTL and KJBO-LP. Nexstar’s ability to receive cash from Mission is governed by the agreements described above.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (Note 8). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (Note 8).

In connection with its proposed initial public offering, Nexstar Broadcasting Group, Inc. requested the FCC to review and reconfirm compliance with the FCC’s rules and published policies of Nexstar’s local service agreements with Mission and the purchase options granted by the owner of Mission. As a result of its review, the FCC requested certain revisions to the purchase options. Under the revised purchase options, the owner of Mission has granted to Nexstar a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income (loss) from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees), network compensation payment received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of Mission.

As a result of the service arrangements, the debt guarantees and the option agreements with Mission, Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in Mission under U.S. GAAP, Nexstar consolidates the financial position, results of operations and cash flows of Mission with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because Mission has a net asset deficit and because there is no binding obligation on the owner of Mission to make capital contributions to cover the deficit, Nexstar recognizes 100% of Mission’s losses.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2002, 2001 and 2000. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. A significant portion of the Company’s accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

Advertising revenue, which include network compensation, is recognized in the period during which the time spots are aired. Revenue from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $3.8 million, $2.7 million and $1.8 million of trade revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

Broadcast Rights and Broadcast Rights Payable, Cash and Barter

Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company barters advertising time for certain program material. These transactions except those involving exchange of advertising time for network programming are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $6.9 million, $9.0 million, and $8.5 million of barter revenue for the years ended December 31, 2002, 2001 and 2000, respectively and trade and barter expense of $10.6 million, $11.7 million, and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Property and Equipment

Property and equipment is stated at cost or estimated fair value for purchase business combinations and trade transactions at the date of acquisition. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 39 years.

Intangible Assets

Intangible assets include FCC licenses, network affiliations, and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of each of the Nexstar and Mission stations. The valuation assumptions used in the discounted cash flow model reflected anticipated future operating results and cash flows based on its business plans. As a result of this test, the Company identified three stations that required additional testing for impairment of goodwill. The second step of this process resulted in an impairment loss of $27.4 million, net of taxes, which has been accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $2.8 million.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

FCC licenses were tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is the FCC license. The test resulted in no impairment being identified.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(dollars in thousands)

Net loss	$(46,796)	$(39,485)	$(2,641)
Add:
Goodwill amortization, net of tax	––	2,802	2,168
Indefinite-lived intangibles amortization, net of tax	––	5,162	3,067

Net income (loss)-as adjusted	$(46,796)	$(31,521)	$2,594

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. If the fair value of the station exceed its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s televisions stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communication Commission ownership rules, amongst others.

Long Lived-Assets

The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assests, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies–(Continued)

Derivatives and Hedging Activities

The Company uses derivative financial instruments to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the benchmark interest rate on its fixed rate debt. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. No components of derivative instruments’ gains or losses are excluded from the assessment of hedge effectiveness. The Company assesses hedge effectiveness on a quarterly basis and records the derivative gain or loss related to the ineffective portion of the derivative to current earnings. The ineffectiveness reported in current earnings during the year ended December 31, 2001 was immaterial. If the Company determines that the forecasted cash flows of the hedged item are no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the derivative contract related to the affected portion of the forecasted transaction is recognized in current earnings.

The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. At the time of adoption, the Company recorded approximately a $0.2 million liability to reflect the fair value of the interest rate swap agreements in effect at the time of adoption in which the Company paid a fixed rate and received a variable rate. The agreements were designated as a hedge of the variable cash flow exposure on the Company’s variable rate debt. Correspondingly, the Company recorded a cumulative-effect adjustment of approximately $0.2 million in accumulated other comprehensive loss in accordance with the transition provisions of SFAS No. 133. Of the $0.2 million recorded in accumulated other comprehensive loss, all of it was reclassified into earnings for the year ended December 31, 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) requires the display of comprehensive income or loss and its components as part of the Company’s full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss of $0.2 million to recognize the fair value of all derivatives that were designated as cash flow hedging instruments of the Company’s variable rate debt. As of December 31, 2001, the cumulative net unrealized losses recorded in other comprehensive loss were $3.7 million. As of December 31, 2002, there were no cumulative net unrealized losses recorded in other comprehensive loss, due to the expiration of the related derivatives during 2002.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.1 million, $0.8 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of derivative financial instruments is obtained from financial institution quotes. The interest rates on the Company’s term loan and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facilities approximates fair value. See Note 8 for the fair value of fixed rate debt.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Accounting for Income Taxes

Nexstar is an L.L.C. that is treated as a partnership for income tax purposes. No provision for income taxes is required by Nexstar as its income and expenses are taxable to or deductible by its members. Mission and certain wholly-owned corporate subsidiaries of Nexstar are subject to income taxes and account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects to similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Nexstar adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result has reclassified $1.4 million of extraordinary loss from refinancing of credit facilities to interest expense for the year ended December 31, 2001.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do no expect that the adoption of SFAS No. 146 will have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. FIN 45 is effective for financial statements issued for periods ending after December 15, 2002. We do not expect the application of FIN 45 to have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities created after January 31, 2003. We do not expect the application of FIN 46 to have a material impact on our consolidated financial position or results of operations.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions

During 2002, 2001 and 2000, the Company made the acquisitions set forth below, each of which has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The consolidated financial statements include the operating results of each business from the date of acquisition.

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) and simultaneously entered into a Purchase and Sale Agreement to acquire certain of the assets of KODE for $14.0 million. Pursuant to terms of the agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. As a result of the TBA, effective December 31, 2001, the revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in the consolidated financial statements of Nexstar. The TBA was terminated upon the closing of the acquisition and non-recurring TBA fees in the amount of $0.3 million are included in the consolidated financial statements of Nexstar.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market. As a result of the SSA with KSNF, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Nexstar obtained third-party valuations of certain intangible assets.

At September 30, 2002
(in millions)

Broadcast rights	$ 0.9
Property, plant and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: Broadcast rights payable	0.9

Net assets acquired	$14.3

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $1.1 million of acquired intangible assets have a useful life of approximately 1 year. The $0.7 million of goodwill is expected to be deductible for tax purposes.

WCIA /WCFN and WMBD

On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA/WCFN and WMBD from Midwest Television, Inc. (“Midwest”) for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $0.5 million, which was paid directly to the owner of Midwest for the building that houses WCIA. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

KTAL

        On November 1, 2000, Nexstar acquired substantially all of the assets of KTAL from KCMC, Inc. for approximately $35.3 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets approximated $4.3 million.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions––(Continued)

KMID

On September 21, 2000, Nexstar acquired substantially all of the assets of KMID from GOCOM Holdings, LLC for approximately $10.0 million, exclusive of transaction costs. The consideration paid approximated the estimated fair market value of the tangible net assets and identifiable intangible assets acquired. As such, no goodwill has been recorded.

The selected unaudited pro forma consolidated information for the years ended December 31, 2002, 2001 and 2000, determined as if the acquisitions, described above, had occurred on January 1, of each year as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2001(1)		Year Ended December 31, 2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
			(Restated)	(Restated)	(Restated)	(Restated)

Net broadcast revenue (excluding trade and barter)	$123,137	$123,137	$99,054	$103,937	$107,085	$114,262
Total net revenue	133,839	133,839	110,729	116,090	117,467	124,743
Income from operations	21,436	19,672	62	(385)	18,570	19,207
Net loss	$(46,796)	$(48,880)	$(39,485)	$(40,642)	$(2,641)	$(8,614)

(1)	The year ended December 31, 2001 pro forma amounts do not include the results of Midwest for the twelve days prior to acquisition on January 12, 2001 because the amounts are de minimis. As a result, the Midwest acquisition has no pro forma effect in the table set forth above.

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.	Time Brokerage and Outsourcing Agreements

In 2002, 2001 and 2000, the Company had the following arrangements:

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”). The revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in the consolidated financial statements of Nexstar. The TBA was terminated upon the closing of the acquisition and non-recurring TBA fees in the amount of $0.3 million are included in the consolidated financial statements of Nexstar.

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, a Fox affiliate in Peoria, IL. The parties will share the combined broadcast cash flow generated by WYZZ and WMBD. The agreement is non-cancelable until May 2003 and expires in December 2008.

KMID

In 2000, Nexstar entered into a TBA with a subsidiary of GOCOM Holdings, L.L.C. to program KMID. Under the TBA, Nexstar paid fees to the previous owner until the acquisition was completed in September 2000. Fees of $0.06 million were paid by Nexstar during the TBA period.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated June 16, 2001 with Nexstar’s primary lender, Nexstar guarantees a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity units of Nexstar. The line of credit is full-recourse to the officer. However, if the officer does not repay some or all of the loan then Nexstar may be required to pay up to the maximum potential amount of $3.0 million. The full amount has been drawn against the line of credit and is due on December 31, 2004.

Management Services Agreement

The Company paid management and consulting fees to ABRY Partners, LLC (“ABRY”). For the year ended December 31, 2000, the Company incurred $0.3 million of management and consulting fees which are included in selling, general and administrative expenses. Effective December 31, 2000, ABRY terminated its management services agreement with the Company.

Bridge Loan

The Company received a bridge loan by one of the ABRY partnerships in conjunction with the Company’s acquisition of WROC in 1999. The principal amount of $14.5 million and accrued interest thereon, was due on May 31, 2000. The outstanding amount was paid in full on May 12, 2000. Interest accrued annually at a rate of 9.0%. The Company recorded $0.5 million of interest expense for the year ended December 31, 2000.

6.	Property and Equipment

	Estimated useful life (years)	December 31,
		2002	2001

Buildings and building improvements	39	$16,819	$15,841
Land and land improvements	N/A-39	2,750	2,738
Leasehold improvements	term of lease	1,424	1,523
Studio equipment	5-7	41,140	33,181
Transmission equipment	5-15	27,326	27,800
Office equipment and furniture	5-7	6,598	5,122
Vehicles	5	4,778	4,241
Construction in progress	N/A	357	724

		101,192	91,170
Less: accumulated depreciation		(46,580)	(33,787)

Property and equipment, net of accumulated depreciation		$54,612	$57,383

7.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31,
		2002	2001
			(Restated)

Network affiliation agreements	15	$177,509	$171,957
FCC licenses	indefinite	81,468	77,113
Debt financing costs	term of debt	17,897	17,488
Other intangibles	1-15	12,122	11,154

		288,996	277,712
Less: accumulated amortization		(68,009)	(51,896)

Intangible assets, net of accumulated amortization		220,987	225,816
Goodwill		60,708	87,464

Intangible assets and goodwill		$281,695	$313,280

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Intangible Assets and Goodwill––(Continued)

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the years ended December 31, 2001 and 2002 were $13.2 million and $13.4 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on Nexstar’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2001 and 2002 was $64.3 million and $68.6 million respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles, including debt financing costs, recorded on its books as of December 31, 2002:

Year ending December 31,
2003	$15,849
2004	15,308
2005	14,860
2006	14,856
2007	13,124

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

Balance as of January 1, 2002	$87,464
Acquisition	663
Impairment of goodwill	(27,419)

Balance as of December 31, 2002	$60,708

8.	Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
Term loan	$81,513	$82,000
Revolving credit facility	55,143	46,143
12% Senior subordinated notes due 2008, net of discount	154,762	154,097
16%Senior discount notes due 2009, net of discount	24,507	20,802
SFAS No. 133 hedge accounting adjustment	4,092	1,590

	320,017	304,632
Less: current portion	(2,567)	(488)

	$317,450	$304,144

The Nexstar Senior Secured Credit Facilities

        On January 12, 2001, Nexstar entered into senior secured credit facilities (the “Nexstar Credit Facilities”) with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. Prepayments were made under the Term A facility, which effectively reduced the commitment to $32.0 million. On June 5, 2002, the Nexstar Credit Facilities were amended again to allow Nexstar to undertake the reorganization and other transactions related to the proposed initial public offering by Nexstar Broadcasting Group, Inc., including the redemption of the preferred membership interests of Nexstar Broadcasting Group, L.L.C. and a loan to Mission which consent to the Mission loan was subsequently revoked. Interest rates associated with the Nexstar revolver and term loans are based, at the option of Nexstar, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 4.42% to 5.05% at December 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar is required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt—(Continued)

the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. Prior to the re-financing described in Note 15, the Nexstar revolving and Term A facilities matured on January 12, 2007. The Term B facility matured on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction was payable at that time. The borrowings under the Nexstar senior secured credit facilities are guaranteed, jointly and severally, by Nexstar Finance L.L.C. (“Nexstar Finance”), a wholly owned subsidiary and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar Finance.

The Mission Senior Secured Credit Facility

On January 12, 2001, Mission entered into a credit agreement (the “Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million. The Mission credit facility was amended on June 5, 2002, in connection with the proposed initial public offering by Nexstar Broadcasting Group, Inc. to permit a loan to Mission by Nexstar Finance, L.L.C., which consent subsequently was revoked. The Mission credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Joplin, Inc. into Mission. Nexstar Finance, L.L.C. has entered into a guarantor agreement, whereby Nexstar Finance, L.L.C. guarantees full payment of any obligations outstanding in the event of Mission’s default. Interest rates associated with the Mission credit facility are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (4.92% at December 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Mission credit facility loan commitment. Prior to the refinancing described in Note 15, the Mission credit facility was due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction was payable at that time.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates carrying value.

Senior Subordinated Notes

On March 16, 2001, Nexstar Finance issued $160.0 million of 12.0% senior subordinated notes (the “notes”) at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Finance and by Mission. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured debt. The notes are redeemable on or after April 1, 2005, at declining premiums, and Nexstar Finance may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar Finance and fund working capital needs.

Senior Discount Notes

On May 17, 2001, Nexstar issued approximately $37.0 million principal amount at maturity of Senior Discount Notes (the “discount notes”) at a price of 54.0373%. The discount notes mature on May 15, 2009. Each discount note will have an accreted value at maturity of $1,000. The discount notes will not begin to accrue cash interest until May 15, 2005 with payments to be made every six months in arrears on May 15 and November 15. They are general unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to the notes described above.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

Registration

In January 2002 and September 2001, the discount notes and notes, respectively, were registered under the Securities Act of 1933 pursuant to a registration rights agreement.

Fair Value

The fair value of Nexstar’s fixed rate debt is estimated based on quoted market prices for the same or similar issue, or on the current rates offered to Nexstar for debt of the same remaining maturities. The carrying amounts and fair value of fixed rate debt were as follows:

	December 31,
	2002	2001
Carrying amount	$179,269	$174,899
Fair value	200,911	182,402

At December 31, 2002, scheduled maturities of the Company’s debt (undiscounted) are summarized as follows:

2003	$2,567
2004	3,845
2005	5,337
2006	6,402
2007	118,505
Thereafter	196,988

$333,644

Debt Covenants

The bank debt agreements, the notes and the discount notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company was in compliance with all covenants at December 31, 2002, 2001 and 2000.

Debt Financing Costs

In conjunction with the refinancing of the credit facilities in January 2001, the Company expensed $1.4 million for the year ended December 31, 2001 related to certain debt financing costs. The amount, net of tax benefit, has been included in interest expense pursuant to the adoption of SFAS No. 145.

Interest Rate Swap Agreements

At December 31, 2002, the Company had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreements, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash the Company would pay to settle the agreement was approximately $5.6 million and $3.2 million at December 31, 2002 and December 31, 2001, respectively.

In August 2002, the Company terminated a $60.0 million notional interest rate swap contract to receive a fixed rate of 12.0% and pay a LIBOR-based variable rate of interest. The interest rate swap contract had been designed as a fair value hedge of the benchmark interest rate in Nexstar Finance’s $160.0 million, 12% senior subordinated notes, which resulted in an adjustment to the notes of $4.3 million pursuant to the requirements of Statement of Financial Accounting Standards No. 133. The adjustment to the notes is being amortized as an adjustment to interest expense over the period originally covered by the swap contract.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

Note Payable

A three-year note payable for $4.5 million was issued by the Company as part of the consideration for the acquisition of KFDX, KBTV and KSNF from US Broadcast Group, LLC in January 1998. The noninterest-bearing note required a final payment of $1.0 million on December 31, 2000. The unamortized discount was calculated using an interest rate of 7.5%, which approximated the Company’s incremental borrowing rate for similar debt at the time of acquisition. The amount outstanding was paid in full on December 31, 2000.

9.    Member’s Interest

The Company is 100% owned and controlled by one member, Nexstar Finance Holdings II, L.L.C. (See Note 1). On March 14, 2002 Nexstar made a $1.4 million distribution to Nexstar Finance Holdings II, L.L.C.

On January 12, 2001, Nexstar received $65.0 million in capital contributions from Nexstar Finance Holdings II, L.L.C. (known then as Nexstar Finance Holdings, L.L.C.). On May 17, 2001, concurrent with the funding from the discount notes, $8.0 million was distributed back to Nexstar Finance Holding II, L.L.C., and $1.25 million was received in capital contributions. On August 7, 2001 and November 14, 2001, Nexstar received $20.0 million and $15.0 million, respectively, in capital contributions from Nexstar Finance Holdings II, L.L.C., the proceeds of which were used to reduce bank debt.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Effects of Restatement

On June 1, 1999, the existing Nexstar credit agreements were amended and restated to include a term loan for an aggregate maximum amount of $125.0 million, a revolving credit facility of $80.0 million and an available incremental revolving credit facility not to exceed $75.0 million. On January 12, 2001, the debt outstanding was re-paid with the proceeds from new senior secured credit facilities.

On June 1, 1999, the Mission existing credit facility was amended to increase the aggregate maximum amount to $45.0 million. On January 12, 2001, the debt outstanding was repaid with the proceeds from a new senior secured credit facility.

In conjunction with the above refinancing of its senior credit facilities, the Company expensed certain debt financing costs. Management subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed, but should have remained capitalized and subsequently amortized. As a result, the Company has restated its 1999 financial statements and reversed the related tax effect. The financial statements as of and for the years ended December 31, 2000 and 2001 have also been restated to reflect the carryover effect of the change.

	Deferred Tax Liability	Intangible Assets, Net	Interest Expense, Including Amortization of Debt Financing Costs	Income Tax Benefit (Expense)	Net Loss
Balance at December 31, 1999
As previously reported			$(16,282)	$(658)	$(14,249)
Reclassification upon adoption of SFAS No. 145			(2,829)
Adjustment to interest expense, including amortization of debt financing costs			1,281	4	1,285

As revised			$(17,830)	$(654)	$(12,964)

Balance at December 31, 2000
As previously reported	$(7,563)	$220,480	$(20,045)	$(1,098)	$(2,523)
Adjustments to interest expense, including amortization of debt financing costs		1,224	(125)	7	(118)
Adjustment to deferred tax liability	(58)

As revised	$(7,621)	$221,704	$(20,170)	$(1,091)	$(2,641)

Balance at December 31, 2001
As previously reported			$(38,794)		$(38,319)
Reclassification upon adoption of SFAS No. 145			(335)
Adjustments to interest expense, including amortization of debt financing costs			(1,166)		(1,166)

As revised			$(40,295)		$(39,485)

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The provision for income taxes charged to continuing operations was as follows at December 31:

	2002	2001	2000
			(Restated)

Current tax (expense) benefit:
Federal	$(139)	$307	$(1,131)
State	(295)	(95)	(514)

	(434)	212	(1,645)

Deferred tax (expense) benefit:
Federal	600	605	452
State	168	134	102

	768	739	554

Net tax (expense) benefit	$334	$951	$(1,091)

The Company recognized a current tax benefit for the year ended December 31, 2001 as a result of a tax loss generated by a certain wholly-owned corporate entity which will be carried back to prior years to create current refunds. This wholly-owned corporate entity is a separate taxable entity, which has historically been profitable for tax purposes and projects profitability for tax purposes in future periods. This entity is primarily responsible for the current tax expense reported in all other years. A portion of the deferred tax benefit represents a reduction of the deferred tax liability primarily on this entity.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

	2002	2001	2000
			(Restated)

Tax benefit at statutory rates	$6,899	$14,152	$543
Change in valuation allowance	(883)	(2,120)	(1,320)
Income earned by a partnership not subject to corporate income tax	(5,275)	(11,192)	(62)
State and local taxes, net of federal benefit	218	354	(20)
Other, net	(625)	(243)	(232)

Net tax (expense) benefit	$334	$951	$(1,091)

The components of the net deferred tax liability are as follows at December 31:

	2002	2001	2000
			(Restated)

Net operating loss carryforwards	$7,006	$5,341	$3,818
Property and equipment	(1,517)	(1,966)	(2,243)
Intangible assets	(5,238)	(4,570)	(5,614)
Other	334	129	130
Valuation allowance	(6,433)	(5,550)	(3,432)

Net deferred tax liability	$(5,848)	$(6,616)	$(7,341)

        At December 31, 2002, the Company has federal and state net operating loss carryforwards available of approximately $16.1 million and $23.2 million, respectively, to reduce future taxable income. These net operating losses begin to expire in 2008 if not utilized.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes—(Continued)

The Company has provided a valuation allowance for certain deferred tax assets. The allowance relates to the generation of net operating losses and other deferred tax assets of certain corporate subsidiaries, the benefit of which may not be realized.

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred with regard to one subsidiary on April 15, 1997. The amount of the net operating loss at December 31, 2002 associated with that subsidiary was approximately $1.1 million. The annual limitation on the use of the net operating loss is approximately $0.5 million. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company’s financial position or results of operation. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2002, could have a material adverse impact on the Company’s financial position or results of operations.

12.    Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2002:

2003	$5,589
2004	4,240
2005	1,886
2006	282
Thereafter	26

Future minimum payments for unavailable cash broadcast rights	$12,023

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital Conversion

FCC regulations required the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time was granted. The Company received extensions of time, through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and Mission have received further extensions of time for the seven Nexstar-owned stations and three Mission-owned stations, which did not meet the December 1, 2002 deadline, until May 1, 2003. The Company received a further extension of time, until May 2003, to construct DTV facilities for the rest of the stations. Our most recent estimate is that the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of a digital signal programming and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. There were no expenditures for digital conversion in 2001 and $1.5 million for the year ended December 31, 2002. The Company has entered into a commitment for 2003 digital conversions of $2.0 million payable in 2003. The Company anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingencies—(Continued)

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through 2007. Charges to operations for such leases aggregated $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under these leases are as follows at December 31, 2002:

Operating
2003	$920
2004	870
2005	656
2006	563
2007	557
Thereafter	6,115

$9,681

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

13.    Employment Matters

As of December 31, 2002, some of the Company’s employees are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory, and the Company has not experienced any work stoppages at any of its facilities. However, there can be no assurance that the Company’s collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Through December 31, 2002, the Company had not elected to make such contributions, except where required to do so under the terms of specific union labor contracts. There were no mandatory amounts contributed pursuant to labor contracts for the years ended December 31, 2002 and 2001. There were $0.03 million mandatory amounts contributed pursuant to labor contracts for the year ended December 31, 2000.

14.    Nexstar Finance Holdings, Inc.

Nexstar Finance Holdings, Inc., a wholly-owned subsidiary of Nexstar, was incorporated on December 5, 2000 in the State of Delaware for the purpose of facilitating future financings. Nexstar Finance Holdings, Inc. was capitalized with an immaterial amount of equity and had no operating activities for the years ended December 31, 2002 and 2001, respectively.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Subsequent Events

On December 13, 2002, Mission entered into a local marketing agreement with a subsidiary of LIN Television Corporation, the current owner of KRBC and KACB. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in non-current assets as of December 31, 2002.

On December 30, 2002, Nexstar entered into a local marketing agreement with two subsidiaries of Morris Multimedia, Inc., the current owner of KARK and WDHN. The local marketing agreement commenced on February 1, 2003. Following FCC consent to the transaction, Nexstar will purchase all of the stock of the stations for $90.0 million. Pursuant to terms of the agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003.

On February 13, 2003, Nexstar and Mission obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar—$50.0 million and Mission-$30.0 million). The Company used the proceeds from the term loan to refinance its existing senior credit facilities, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, among other things, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of February 28, 2003, Mission had drawn $1.6 million on its revolver and Nexstar had no borrowing outstanding under its revolver. The refinancing of the existing senior credit facilities may result in the write off during the first quarter of 2003 of certain debt financing costs capitalized at December 31, 2002. The Company is currently evaluating the impact of the refinancing on the financial statements.

On March 18, 2003, Nexstar entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar’s notes. The transaction is expected to close on March 27, 2003.

16.    Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 2000—Allowance for doubtful accounts	$352	$346	$(283)	$415
Year ended December 31, 2001—Allowance for doubtful accounts	415	438	(363)	490
Year ended December 31, 2002—Allowance for doubtful accounts	490	647	(477)	660

Exhibit No.	Exhibit Index

3.1

Certificate of Formation of NBG, L.L.C. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.2

Certificate of Amendment to the Certificate of Formation of NBG, L.L.C. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.3

Limited Liability Company Agreement of NBG, L.L.C. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.4

Amendment No. 1 to the Limited Liability Company Agreement of NBG, L.L.C. (Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.5

Articles of Incorporation of Nexstar Finance Holdings, Inc. (Incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.6

By-laws of Nexstar Finance Holdings, Inc. (Incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.1

Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.2

Supplemental Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Finance Holdings II, L.L.C. and The Bank of New York, dated August 6, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.3

Form of exchange note (Included in Exhibit 4.1 hereto.) (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.4

Registration Rights Agreement, by and among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Banc of America Securities L.L.C. and Barclays Capital Inc. dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1

Purchase Agreement, by and among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Equity Corp., Nexstar Broadcasting Group, L.L.C., Banc of America Securities L.L.C. and Barclays Capital Inc., dated as of May 14, 2001. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2

Unit Agreement, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Equity Corp., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3

Reimbursement Agreement, between Nexstar Equity Corp. and Nexstar Finance Holdings, L.L.C., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.4

First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

Exhibit No.	Exhibit Index

10.5

Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.6

First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7

Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.8

Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.9

Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.10

Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Broadcasting Group, L.L.C. and Nexstar Finance Holdings, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.11

Guaranty Agreement, dated as of January 12, 2001, executed by the direct subsidiaries of Nexstar Broadcasting Group, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12

Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Finance Holdings, Inc. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13

Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14

Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15

Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16

Pledge and Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.17

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.18

Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.19

Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.20

Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.21

Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.22

Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.23

Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.24

Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.25

Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G. Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.26

Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27

Assignment and Assumption Agreement, dated as of August 6, 2001, by Nexstar Finance Holdings II, L.L.C. and Nexstar Finance Holdings, L.L.C. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28

Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.29

Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.30

Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc., and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.31

Second Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.32

Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.33

Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.34

Third Amendment to Individual Loan Agreement by and between Perry A. Sook and Bank of America, N.A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.35	Form of Limited Guaranty (Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.36

Securities Purchase Agreement between Nexstar Broadcasting Group, L.L.C., as Issuer, and Banc America Capital Investors I, L.P., as purchaser, dated as of August 7, 2001. (Incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.38

Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.39

Agreement of the Sale of Commercial Time dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.40

Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.41

Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.42

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.43

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.44

Amendment, dated as of July 31, 1998, to Time Brokerage Agreement dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.45

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.47

Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.48

Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.49

Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.50

Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.51

Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.52

Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.53

Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.54

Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to Exhibit 10.51 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.55

Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.56

Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

21.1	Subsidiaries of the registrant

99.1	Certification of Perry A. Sook pursuant to 18 U.S.C. §1350

99.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. §1350